Form 10-Q
period 2008-06-30
Thermal Tennis Inc.
filed 2008-09-04
CIK 1417028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 ( d ) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 333-150883

THERMAL TENNIS INC.
(Exact name of Registrant as specified in its charter)

Nevada	88-0367706
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4950 Golden Springs Drive
Reno, Nevada 89509
(Address of Principal Executive Offices)

(775) 560-6659
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]      Accelerated filer [  ]       Non-accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  September 2, 2008 – 1,500,000 shares of common stock.

Form 10-Q for the Quarter ended June 30, 2008
THERMAL TENNIS INC.
Table of Contents

                                                                      Page

PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                                                                                                                       3

  Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations                                                         11

  Item 3 Quantitative and Qualitative Disclosures About Market Risk                                                                                                                        12

  Item 4 Controls and Procedures                                                                                                                                                12

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                                                                                                                          13

  Item 1A. Risk Factors                                                                                                                                                               13

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds                                                                                                13

  Item 3 Defaults Upon Senior Securities                                                                                                                                        13

  Item 4 Submission of Matters to a Vote of Security Holders                                                                                                             13

  Item 5 Other Information                                                                                                                                                            13

  Item 6 Exhibits                                                                                                                                                                          13

SIGNATURES                                                                                                                                                                             14

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

THERMAL TENNIS INC.

CONDENSED BALANCE SHEETS
JUNE 30, 2008 AND DECEMBER 31, 2007

ASSETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS:
Cash	$2,077	$6,263
Due from officer	8,250	9,750
Deferred offering costs	9,707	3,850

Total Current Assets	20,034	19,863

TOTAL ASSETS	$20,034	$19,863

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$20,175	$6,505
Notes payable	30,000	15,000

Total Current Liabilities	50,175	21,505

LONG-TERM DEBT
Notes payable, net of current portion	-	15,000

Total Liabilities	50,175	36,505

STOCKHOLDERS' EQUITY/(DEFICIT):
Capital stock, $.001 par value; 50,000,000 shares authorized;
1,500,000 shares issued and outstanding at
June 30, 2008 and December 31, 2007, respectively	1,500	1,500
Retained earnings/(deficit)	(31,641)	(18,142)

Total Stockholders' Equity/(Deficit)	(30,141)	(16,642)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$20,034	$19,863

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
AND THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

SALES, Net of Returns, Allowances and Discounts	$-	$-	$-	$-

EXPENSES:
General and administrative expenses	11,999	6,768	5,848	793

TOTAL OPERATING EXPENSES	11,999	6,768	5,848	793

(LOSS) BEFORE OTHER (EXPENSE)	(11,999)	(6,768)	(5,848)	(793)

OTHER (EXPENSE)
Interest expense	(1,500)	(505)	(750)	(402)

NET (LOSS)	$(13,499)	$(7,273)	$(6,598)	$(1,195)

(LOSS) PER SHARE-FULLY DILUTED	$(0.01)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,500,000	1,500,000	1,500,000	1,500,000

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	June 30,	June 30,
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(13,499)	$(7,273)
Adjustments to reconcile net loss to net cash used
in operating activities:
Changes in assets and liabilities:
Decrease in due from officer	1,500	4,900
(Increase) in deferred offering costs	(5,857)	-
Increase (decrease) in accounts payable and accrued expenses	13,670	(24,111)

Net cash provided (used) by operating activities	(4,186)	(26,484)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	-	30,000

Net cash provided by financing activities	-	30,000

Net Increase in cash	(4,186)	3,516

CASH AT BEGINNING PERIOD	6,263	6,983

CASH AT END OF PERIOD	$2,077	$10,499

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$-

Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

CONDENSED NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - PRESENTATION

The balance sheets of the Company as of June 30, 2008 and December 31, 2007, the related statements of operations for the six months ended June 30, 2008 and 2007 and the three months ended June 30, 2008 and 2007 and the statements of cash flows for the six months ended June 30, 2008 and 2007, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended June 30, 2008 and 2007 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this set of financial statements should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's Form S-1.

NOTE B - REVENUE RECOGNITION

The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, which states that revenues are generally recognized when it is realized and earned.  Specifically, the Company recognizes revenue when services are performed and projects are completed and accepted by the customer.  Revenues are earned from tennis lessons, sales of ball machines and other related services.  During the six months ended June 30, 2008 and 2007, the Company had no sources of revenue.

NOTE C - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company generated a net loss from its operations in 2008 and 2007 because the major source of its revenues was dropped as an account in 2006.  It also sustained operating losses in prior years before obtaining this account.  Additionally, due to the current and prior year net operating loss, the Company currently has a deficit in its stockholders’ equity account.  These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieving future profitable operations.

Management intends to raise additional operating funds through equity and/or debt offerings.  However, there can be no assurance management will be successful in its endeavors.  Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern.

There are no assurances that Thermal Tennis Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements.  To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Thermal Tennis Inc..  If adequate working capital is not available Thermal Tennis Inc. may be required to curtail its operations.

NOTE D – NOTES PAYABLE

The Company’s notes payable consists of the following:

June 30, 2008
Note payable, 10% interest, principle and interest due March 6, 2009(1)	$15,000
Note payable, 10% interest, principle and interest due March 6, 2009(1)	15,000

$30,000

(1)	The notes listed above both represent credit lines that allow the Company to borrow up to $25,000 on each note to pay the ongoing expenses of the company.

NOTE G – RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  The Company adopted SFAS 157 on January 1, 2008 with no impact on the Company’s condensed financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  The Company elected not to measure any additional financial assets or liabilities at fair value at the time SFAS 159 was adopted on January 1, 2008.  As a result, implementation of SFAS 159 had no impact on the Company’s condensed financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  The Company has not yet determined the effect on its financial statements, if any, upon adoption of SFAS No. 141R or SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company has no derivative instruments so the adoption of SFAS 161 is not expected to have any impact on the Company’s financial statements and it does not intend to adopt this standard early.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) for nongovernmental entities in the United States. FAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact, if any, of adopting FAS 162, on its Financial Statements

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts – an Interpretation of FASB Statement No. 60 (“SFAS 163”).  SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities.  This Statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company does not expect that the adoption of SFAS 163 will have a material impact on its financial statements.

NOTE H – INCOME TAXES

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The application of income tax law is inherently complex. Laws and regulation in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding the income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in the subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of income.

At the adoption date of January 1, 2007, we had no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the three months ended June 30, 2008.

NOTE I – RELATED PARTY TRANSACTIONS

The Company has advanced the President $8,250 at June 30, 2008.  This loan is non-interest bearing and due upon demand.  The Company recognized $1,500 of expense in 2008 associated with this loan, which represented the value of the rent associated with the sole officers home office.

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operations

We propose to develop tennis management programs, tennis training programs, sales of tennis equipment and general services related to tennis.  Thermal Tennis has devoted substantially all of their time and effort to organizational and financing matters during the last two years. Through the date hereof, we have not yet generated material service revenue during this period and we have realized a net loss from operations. We did not generate any revenue during the three months ended June 30, 2008.  During the year ended December 31, 2007, the Company had no revenues from commissions on the sale of the ball machines or operations.  The Company’s net loss during the three months ended June 30, 2008 was $(6,598).  Until additional clients are obtained, the Company expects that it will continue to generate operating losses.

Operating expenses for the three months ended June 30, 2008 were $5,848.  We filed an S-1 during the current quarter that became effective July 24, 2008 and expect that these offering proceeds will satisfy our cash requirements for at least for a year and that it will not be necessary, during that period, to raise additional funds to meet the expenditures required for operating our business. However, certain parties have loaned $30,000 to the company during 2007 and additional funds will be needed to continue on its limited operations.  We do not anticipate the performance of any research and development during the next 12 months.

There can be no assurance that we will achieve commercial acceptance for any of our proposed tennis services in the future; that future service revenue will materialize or be significant; that any sales will be profitable; or that we will have sufficient funds available for further development of our proposed services. The likelihood of our success will also depend upon our ability to raise additional capital from equity and/or debt financing to overcome the problems and risks described herein; to absorb the expenses and delays frequently encountered in the operation of a new business; and to succeed in the competitive environment in which we will operate. Although management intends to explore all available alternatives for equity and/or debt financing, including, but not limited to, private and public securities offerings, there can be no assurance that we will be able to generate additional capital. Our continuation as a going concern is dependent on our ability to generate sufficient cash flow to meet our obligations on a timely basis and, ultimately, to achieve profitability.

Financial Condition, Capital Resources and Liquidity

As of June 30, 2008, we had total cash assets of $2,077, which was derived from the loans made to the company. We had total current liabilities of $50,175 and working capital and stockholders' deficit of $(30,141) as of June 30, 2008.  Deficits accumulated during the history of the company have totaled $(31,641).  Our financial statements are presented on the basis that Thermal Tennis is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent accountants have noted that the Company has accumulated losses from operations and has the need to raise additional financing in order to satisfy its vendors and other creditors and execute its business plan.  These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive tennis services that meet customers' changing requirements. Should Thermal Tennis' efforts to raise additional capital through equity and/or debt financing fail, Robert Deller, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit Thermal Tennis to continue as a going concern.

At June 30, 2008 the Company had no material operations and was still seeking capital through a stock offering or the obtaining of additional debt in order to resume operations. At June 30, 2008 and through the date of this filing, the Company has yet to obtain any other commitments for additional funding or commence its business activity.  In the year ended December 31, 2007, the Company received $30,000 in proceeds from debt.  The Company expects it will have to borrow additional funds against its credit lines to sustain operations until the offering of its securities is completed.

Until the Company obtains the capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will depend on sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.  Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31.1 32.1
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of Robert R. Deller.
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Robert R. Deller.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMAL TENNIS INC.

By:   /s/ Robert R. Deller
        Robert R. Deller
        Director
        Principal Executor Officer
        Principal Financial Officer
        Principal Accounting Officer