Form 10-Q
period 2008-09-30
Thermal Tennis Inc.
filed 2008-11-14
CIK 1417028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 6, 2008 – 1,500,000 shares of common stock.

THERMAL TENNIS INC.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

THERMAL TENNIS INC.

CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

ASSETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS:
Cash	$17,692	$6,263
Due from officer	7,500	9,750
Deferred offering costs	9,708	3,850

Total Current Assets	34,900	19,863

TOTAL ASSETS	$34,900	$19,863

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$15,954	$6,505
Notes payable	40,000	15,000

Total Current Liabilities	55,954	21,505

LONG-TERM DEBT
Notes payable, net of current portion	-	15,000

Total Liabilities	55,954	36,505

STOCKHOLDERS' EQUITY/(DEFICIT):
Capital stock, $.001 par value; 50,000,000 shares authorized;
1,500,000 shares issued and outstanding at
September 30, 2008 and December 31, 2007, respectively	1,500	1,500
Stock subscription payable	15,500	-
Retained earnings/(deficit)	(38,054)	(18,142)

Total Stockholders' Equity/(Deficit)	(21,054)	(16,642)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$34,900	$4,863

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
AND THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

SALES, Net of Returns, Allowances and Discounts	$-	$-	$-	$-

EXPENSES:
General and administrative expenses	17,457	10,264	5,458	3,496

TOTAL OPERATING EXPENSES	17,457	10,264	5,458	3,496

(LOSS) BEFORE OTHER (EXPENSE)	(17,457)	(10,264)	(5,458)	(3,496)

OTHER (EXPENSE)
Interest income	16	-	16	-
Interest expense	(2,471)	(1,526)	(971)	(1,021)

NET (LOSS)	$(19,912)	$(11,790)	$(6,413)	$(4,517)

(LOSS) PER SHARE-FULLY DILUTED	$(0.01)	$(0.01)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,500,000	1,500,000	1,500,000	1,500,000

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	September 30,	September 30,
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(19,912)	$(11,790)
Adjustments to reconcile net loss to net cash used
in operating activities:
Changes in assets and liabilities:
Decrease in due from officer	2,250	5,650
(Increase) in other receivable	-	(145)
(Increase) in deferred offering costs	(5,858)	-
Increase (decrease) in accounts payable and accrued expenses	9,449	(22,976)

Net cash (used) by operating activities	(14,071)	(29,261)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	10,000	30,000
Cash received from stock subscriptions	15,500	-

Net cash provided by financing activities	25,500	30,000

Net Increase in cash	11,429	739

CASH AT BEGINNING PERIOD	6,263	6,983

CASH AT END OF PERIOD	$17,692	$7,722

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$-

Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

CONDENSED NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - PRESENTATION

The balance sheets of the Company as of September 30, 2008 and December 31, 2007, the related statements of operations for the nine months ended September 30, 2008 and 2007 and the three months ended September 30, 2008 and 2007 and the statements of cash flows for the nine months ended September 30, 2008 and 2007, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended September 30, 2008 and 2007 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this set of financial statements should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's Form S-1.

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

NOTE D – NOTES PAYABLE

The Company’s notes payable consists of the following:

September 30, 2008
Note payable, 10% interest, principle and interest due March 6, 2009(1)	$20,000
Note payable, 10% interest, principle and interest due March 6, 2009(1)	20,000

$40,000

(1)	The notes listed above both represent credit lines that allow the Company to borrow up to $25,000 on each note to pay the ongoing expenses of the company.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  The Company has not yet determined the effect on its financial statements, if any, upon adoption of SFAS No. 141R or SFAS No. 160.

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

At the adoption date of January 1, 2007, we had no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the three months ended September 30, 2008.

NOTE I – RELATED PARTY TRANSACTIONS

The Company advanced the President $7,500 as of September 30, 2008.  This loan is non-interest bearing and due upon demand.  The Company recognized $2,250 of expense in 2008 associated with this loan, which represented the value of the rent associated with the sole officers home office.

NOTE J – STOCK SUBSCRIPTIONS

As of September 30, 2008, the Company has received a total of $15,500 under its stock offering, representing 62,000 shares of its common stock subscribed at $.25 per share.

In October 2008, the Company has received a total of $1,750 under its stock offering, representing 7,000 shares of its common stock subscribed at $.25 per share.

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

Plan of Operations

We propose to develop tennis management programs, tennis training programs, sales of tennis equipment and general services related to tennis.  Thermal Tennis has devoted substantially all of their time and effort to organizational and financing matters during the last two years. Through the date hereof, we have not yet generated material service revenue during this period and we have realized a net loss from operations. We did not generate any revenue during the three months ended September 30, 2008.  During the year ended December 31, 2007, the Company had no revenues from commissions on the sale of the ball machines or operations.  The Company’s net loss during the three months ended September 30, 2008 was $(6,413).  Until additional clients are obtained, the Company expects that it will continue to generate operating losses.

Operating expenses for the three months ended September 30, 2008 were $5,458.  We filed an S-1 during the last quarter that became effective July 24, 2008 and expect that these offering proceeds will satisfy our cash requirements for at least for a year and that it will not be necessary, during that period, to raise additional funds to meet the expenditures required for operating our business. As of the date hereof, we have received stock subscriptions representing 62,000 shares of our common stock under our offering of 600,000 shares at a price of $.25 per share for gross proceeds of $15,500.  We expect that these offering proceeds will satisfy our cash requirements for at least the next year and that it would not be necessary during that period to raise additional funds to meet the expenditures required for operating our business.  However until the offering is completed, certain parties have lent a total of $40,000 to the Company.  The parties have lent $10,000 in the current quarter of 2008 and $30,000 to the company during 2007, and additional funds will be needed to continue on its limited operations.  We do not anticipate the performance of any research and development during the next 12 months.

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

Financial Condition, Capital Resources and Liquidity

As of September 30, 2008, we had total cash assets of $17,692, which was derived from the loans made to the company totaling $10,000 and $15,500 from proceeds by the selling stock subscriptions of its common stock under the S-1 offering. We had total current liabilities of $55,954 and working capital and stockholders' deficit of $(21,054) as of September 30, 2008.  Deficits accumulated during the history of the company have totaled $(38,054).  Our financial statements are presented on the basis that Thermal Tennis is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent accountants have noted that the Company has accumulated losses from operations and has the need to raise additional financing in order to satisfy its vendors and other creditors and execute its business plan.  These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive tennis services that meet customers' changing requirements. Should Thermal Tennis' efforts to raise additional capital through equity and/or debt financing fail, Robert Deller, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit Thermal Tennis to continue as a going concern.

At September 30, 2008 the Company had no material operations and was still seeking capital through a stock offering or the obtaining of additional debt in order to resume operations. At September 30, 2008 and through the date of this filing, the Company has yet to obtain any other commitments for additional funding or commence its business activity.  As of the date hereof, the Company has received a total of $15,500 of stock subscriptions under its offering, and it expects to raise an additional $134,500 under the offering.  The Company expects that the gross proceeds from its offering will provide enough working capital to continue its operations during the next twelve months and to execute its business plan.  However during the current quarter and until the offering is completed, the Company received $10,000 in proceeds from debt.  In the year ended December 31, 2007, the Company received $30,000 in proceeds from debt.  The Company expects it will have to borrow additional funds against its credit lines to sustain operations until the offering of its securities is completed.

Until the Company obtains the capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will depend on sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit No.                         Identification of Exhibit

31.1 32.1
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of Robert R. Deller.

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Robert R. Deller.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

THERMAL TENNIS INC.

Date:	November 14, 2008	By:	/s/Robert R. Deller
Robert R. Deller, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Director