Form 10-K
period 2008-12-31
Thermal Tennis Inc.
filed 2009-03-30
CIK 1417028

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. 333-150883

THERMAL TENNIS INC.

(Name of Small Business Issuer in its Charter)

Nevada	88-0367706
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4950 Golden Springs Drive
Reno, Nevada 89509
(Address of Principal Executive Offices)

Issuer’s Telephone Number: (775) 560-6659

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of accelerated filer”, “large accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]      Accelerated Filer [  ]       Non-accelerated filer  [  ]      Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

March 26, 2009 - $36,500. There are approximately 146,000 shares of common voting stock of the Issuer held by non-affiliates. Because there has been no “established public market” for the Issuer’s common stock during the past five years, the Issuer has valued these shares at $0.25 per share, the offering price of its registered offering.

As of March 26, 2009, the Company had outstanding 1,646,000 shares of Common Stock, $0.001 par value.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to us or our management. Unless the context otherwise requires, references in this annual report to “we,” “us,” “our,” or the “Company” refer to Thermal. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings "Risk Factors" and "Management Discussion and Analysis and Plan of Operation." If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this annual report, which would cause actual results to differ before making an investment decision. We are under no duty to update any of the forward-looking statements after the date of this annual report or to conform these statements to actual results.

PART I

Item 1. Business

Business

Thermal Tennis Inc. is committed to the growth of tennis. Thermal believes that tennis is a lifetime sport and that one's life is enhanced by participation in the game.  Many facilities, both public and private are underutilized, poorly managed, and not marketed to the tennis community.  Thermal Tennis Inc. believes there is a very good opportunity to generate and greatly improve revenues, and create hassle free tennis management for property owners at their existing facility.  Tennis has seen excellent growth as numbers established by the USTA and TIA.

Our president, Mr. Deller, started playing tennis at age 13 and became a high school and collegiate champion. He then played professional tennis on various national and worldwide circuits from 1979 until 1984. Mr. Deller has remained involved in tennis on various levels including teaching, coaching, recruiting, playing, consulting, tennis court construction, corporate advisory staff, association startup and many others.

The Company has limited history due to a lapse in revenue from 2001 to 2003 and from 2006 to the present.  The Company has been resurrected with full time management and emphasis on new growth. Mr. Deller, the sole owner of the Company, has over 30 years experience in the tennis community and is a respected member of the national tennis community as a player and a program developer.

The Company will bid on seasonal facilities beginning each summer and produce over $45,000 of gross revenues on each contract.

Mr. Deller is still developing his tennis training management system concept that he will try to sell to clubs located in the eight western states.

Principal Products or Services and their Markets

Thermal is in negotiations to run tennis facilities at several sites in Northern Nevada and Lake Tahoe. The company has strong ties to the University of Nevada's tennis program and plans to employ University tennis team athletes for summer programs. Employees will be trained by Thermal president, Bob Deller, in a standardized, proven system. Several models exist in the tennis industry including Nike Tennis Camps and Peter Burwash International (PBI). Thermal is also attempting to develop a Northern Nevada Training Academy at a local facility, much like the Bolletierri Academy (recently purchased by IMG) in Bradenton, Florida.

While many of Thermal's initial efforts will be focused in Nevada, the goal is to create a model and seek out underserved market places throughout the West to duplicate this successful concept.

Thermal has had many positive discussions with private facilities, city, parks and recreation officials and high schools to manage tennis complexes both seasonally and year round. With its retail contacts and client base, Thermal is also considering up sizing its retail operation into a regional presence and joint venturing with one of the tennis industries largest Internet tennis suppliers.

Strategy

On-going process of negotiating contracts with tennis facilities.

Marketing

Demographic trends have helped drive the growth experienced by the fitness industry over the past decade. The industry has benefited from the aging of the “baby boomer” generation and the coming of age of their offspring, the “echo boomers” (ages nine to 27). Government-sponsored reports, such as the Surgeon General’s Report on Physical Activity & Health (1996) and the Call to Action to Prevent and Decrease Overweight and Obesity (2001), have helped to increase the general awareness of the benefits of physical exercise to these demographic segments over those of prior generations. Membership penetration (defined as club members as a percentage of the total U.S. population over the age of six) has increased significantly from 11.0% in 1996 to 15.5% in 2005, according to the IHRSA/ American Sports Data Health Club Trend Report.

The United States Tennis Association has an interest in expanding the sport and enhancing people's lives. The local communities want to provide activities for its citizens. Thermal wants to bring these two (2) desires together and serve the tennis community with the best developmental program available.

Fun and exercise were listed as the top reasons why people play tennis.

Tennis instruction is very important for all levels of players.  For new players instruction contributes to the interest in playing.  For mature, or frequent players, instruction will increase the frequency of play.  They will schedule matches with friends, and other players they meet due the frequency of being on the court.  Additionally, this increases league play and the ability of players having other individuals to play.  People will play more if they can arrange matches with others at their same skill level.

The majority of the youth begin at public parks, or at school, where the tennis infrastructure is limited.  However, tennis lessons available to the general public always increase the frequency and recovery of players who have become dormant in their playing.

The fact that a corporation or other entity was affiliated with us or an equity interest in Thermal Tennis was owned by one or more of our executive officers, directors and/or controlling shareholders, would not disqualify the company from consideration as a potential customer. In order to minimize conflicts of interest, we have adopted in our minutes a policy that any contracts or other transactions with entities of which our officers, directors and/or controlling shareholders are also directors or officers, or in which they have a financial interest, will be approved by a majority of the disinterested members of the Board of Directors or will be fair and reasonable, but that none of these transactions by Thermal Tennis shall be affected or invalidated solely because of the relationship or interest of directors or officers. Nevertheless, in an instance where a disinterested majority of the members of the Board of Directors is unavailable to approve a transaction with an affiliated or related party, Thermal Tennis, pursuant to action of the Board of Directors, requires that the transaction be deemed to be fair and reasonable in order to be a valid, enforceable obligation.

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and the Small Business Issuer’s Competitive Position in the Industry and Methods of Competition

None; not applicable

Sources and Availability of Raw Materials and Names of Principal Suppliers

None; not applicable.

Dependence on One or a Few Major Customers

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

None; not applicable.

Need for any Governmental Approval of Principal Products or Services

None; not applicable.

Effect of Existing or Probable Governmental Regulations on the Business

We are subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension bund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

We are also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

If we are acquired by a non-“reporting issuer” under the Exchange Act, we will be subject to the “back-door registration” requirements of the Securities and Exchange Commission that will require us to file a Current Report on Form 8-K12G3 that will include all information about such non-“reporting issuer” as would have been required to be filed by that entity had it filed a Form 10 or Form S-1 Registration Statement with the Securities and Exchange Commission. The Securities and Exchange Commission proposed on April 13, 2004, that any acquisition that will result in our Company no longer being a “blank check” or “blind pool” company will require us to include all information about the acquired company as would have been required to be filed by that entity had it filed a Form 10 or Form S-1 Registration Statement with the Securities and Exchange Commission.

Research and Development Costs During the Last Two Fiscal Years

None; not applicable.

Cost and Effects of Compliance with Environmental Laws

None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by our Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to our Company for acquisition, reorganization or merger.

Number of Total Employees and Number of Full Time Employees

Thermal Tennis has had no full-time employees since its organization. Robert R. Deller, our executive officer and director has served as the only part-time employee of Thermal Tennis for the past fiscal year. We anticipate that, at such time, if ever, as our financial position permits, assuming that we are successful in raising additional funds through equity and/or debt financing and/or generating a sufficient level of revenue from operations, Mr. Robert R. Deller and any other executive officers and/or directors of Thermal Tennis will receive reasonable salaries and other appropriate compensation, such as bonuses, coverage under medical and/or life insurance benefits plans and participation in stock option and/or other profit sharing or pension plans, for services as our executive officers and may receive additional fees for their attendance at meetings of the Board of Directors. Further, we may pay consulting fees to persons who perform services for us, although we have no present plans to do so.

Reports to Security Holders

You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports that we have filed electronically with the Securities and Exchange Commission at their Internet site www.sec.gov.

During the fiscal year ended December 31, 2008, we did not provide to our shareholders any annual report, proxy statement or information statement nor do we have any plans at the present time to provide any such report or reports to our shareholders.

Item 1A. Risk Factors

You should carefully consider the following risk factors and the other information included herein as well as the information included in other reports and filings made with the SEC before investing in our common stock. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

RISKS RELATED TO OUR FINANCIAL RESULTS:

If we fail to raise additional capital in the near future, our business will fail.

We have very limited cash resources and will need to raise additional capital in the immediate future through public or private financings or other arrangements in order to continue operations. If we are unable to do so, our business will fail. Even assuming no increase in our cash utilization rate from recent months, management estimates that our cash balance as of December 31, 2008 will be sufficient to fund planned expenditures only for a limited period of time, although the actual level of expenditures cannot be predicted with certainty and it is possible that our cash balance may be exhausted sooner than currently anticipated. There can be no assurance that additional capital will be available to us when needed, if at all, or, if available, will be obtained on terms attractive to us.

Our financing arrangements contain, and, if we succeed in closing future financings, those future financings will likely contain, terms which place substantial restrictions on our ability to raise additional funds, such as anti-dilution protection in the event of subsequent financings. We had negative cash flow from operations for the twelve months ended December 31, 2008 of $30,697, and we expect to continue to incur substantial negative cash flow from operations for the foreseeable future. We may be required to expend greater than anticipated funds if unforeseen difficulties arise in the course of completing the development, approval and marketing of our products. Even if we raise capital in the near term, our future cash needs may, at a minimum, cause us to delay, scale back or eliminate some or all of our programs, to limit the marketing of our programs.  Our failure to raise capital when needed would likely cause us to cease our operations.

We have financed our operations since inception primarily through certain early revenues and related cash flows, the lines of credit and proceeds from our initial public offering in July 2008.  Although our management recognizes the need to raise funds in the immediate future, there can be no assurance that we will be successful in consummating any fundraising transaction, or if we do consummate such a transaction, that its terms and conditions will not require us to give investors valuable rights to purchase additional interests in our company, or be otherwise unfavorable to us. We may be required to issue preferred stock, debt or other securities with rights and preferences senior to the rights of holders of our common stock. In addition, the issuance of additional securities will likely dilute the interests of existing common stockholders, and could impose additional restrictions on how we operate and finance our business.

We are dependent upon our key personnel.

Our ability to operate successfully depends in significant part upon the continued service of certain managerial personnel, and our continuing ability to attract and retain additional highly qualified personnel in these areas.  We cannot be certain that we can retain such personnel or that, if we are able to raise additional capital in amounts sufficient to maintain and expand our operations, we will be able to attract or retain managerial personnel in the future.

The general economic downturn both in the US and worldwide may have a significant impact on our financial condition and operating results.

In recent months, worldwide economic conditions have deteriorated significantly in the United States and other countries, and may remain depressed for the foreseeable future. These conditions make it difficult for us to accurately forecast and plan future business activities, and could cause us to slow or reduce spending on our research and development activities. Furthermore, during challenging economic times, we may face issues gaining timely access to financings or capital infusion, which could result in an impairment of our ability to continue our business activities. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on our financial condition and operating results.

If we do not obtain additional funding as needed, we may be unable to fund our business operations and to adequately pursue our business plan.

Our business plan requires significant ongoing expenditures for the marketing of our products and services.  It is possible that we will need additional outside funding sources in the future to continue the development and the promotion of our business.  If we are not successful in obtaining additional funding for operations if and when needed, we may have to discontinue some or all of our business activities and our stockholders might lose all of their investment.

If we fail to convince the market place that we have superior products and services, we will not be commercially successful.

Even if we are successful in offering services superior to those of our competitors, it will be necessary for us to educate and convince the market place of that superiority.  If we are unable to do so, we will not be able to achieve the market penetration necessary to become commercially successful and our investors may lose their investments.

If we cannot retain or hire qualified personnel, our programs could be delayed.

We are dependent on our president who is prominent in the tennis industry.  The loss of his services could disrupt our business activities.  We believe that our future success will depend in large part upon our ability to attract and retain highly skilled tennis professionals.  We face intense competition for these kinds of personnel from other companies and organizations.  We might not be successful in hiring or retaining the personnel needed for success.

Investors will be unable to sell their securities if no market develops for those securities.

No market exists at the present time for our common shares.  Investors in the offering will purchase securities that cannot be resold by those investors since no market exists.  Even though we intend to create a public market for our common shares, there can be no assurance when the market will develop or if the market will ever develop.  If we are not successful in developing a market for our common shares, investors will not be able to sell their securities.

In an economic downturn, persons may not use their discretionary income to play tennis.

Playing tennis on a recreational basis is typically considered a luxury rather than a necessity.  In an economic downturn, many persons that would otherwise pursue the recreational playing of tennis may of necessity use their limited resources for other purposes making it difficult for us to grow tennis facility memberships for our clients.  In this event, it will be more difficult for our clients to prosper and accordingly more difficult for us to achieve financial viability as a business.  Under this set of circumstances, it will be less likely our stockholders will receive a return on their investments.

We do not intend to pay cash dividends on our stock.

We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Instead, we intend to retain future earnings for reinvestment in our business.

We may be adversely affected by regulatory requirements, tax requirements and The Sarbanes-Oxley Act. We may not be able to implement Section 404 of the Sarbanes-Oxley Act of 2002 on a timely basis and we had identified material weakness in our system of internal controls.

We will be subject to reporting on internal controls in accordance with Section 404 of The Sarbanes-Oxley Act for auditors attestation for fiscal years ending on or after December 15, 2009. The Company is currently unable to predict the cost or difficulties required to complete such certifications. We expect that we will need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We may not be able to remediate these problems on a timely basis. Additionally, upon completion of a Section 404 plan, we may not be able to conclude that our internal controls are effective, or in the event that we conclude that our internal controls are effective, our independent accountants may disagree with our assessment and may issue a report that is qualified. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Thermal Tennis maintains its offices pursuant to a verbal arrangement rent at $250 per month at the residence of Ms. Robert R. Deller, President/Secretary/Treasurer and a director of Thermal Tennis, located at 4950 Golden Springs Drive, Reno, Nevada, 89509. Thermal Tennis' present office arrangement, which is expected to be adequate to meet our needs for the foreseeable future, has been valued by management at a nominal value and, accordingly, does not impact the accompanying Financial Statements of Thermal Tennis. Thermal Tennis' telephone and facsimile number is (775) 560-6659.

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company’s common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of our security holders during the fourth quarter of the calendar year ended December 31, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no “established trading market” for our shares of common stock. We are not listed on the OTC Bulletin Board nor the Pink Sheets of the Financial Industry Regulatory Authority (“FINRA”)”; and management does not expect any established trading market to develop unless and until we have material operations. In any event, no assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of “unregistered” and “restricted” shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market.  All of these persons have satisfied the six-month holding period requirement of Rule 144.  Because our stock does not trade and because we do not have a listing on any service, there are no high and low bid prices to report.

Holders

The number of record holders of the Company’s common stock as of the date of this Report is approximately 18, not including an indeterminate number who may hold shares in “street name.”

Dividends

Holders of shares of common stock are entitled to share pro rata in dividends and distributions with respect to the common stock when, as and if declared by the Board of Directors out of funds legally available therefore. We have not paid any dividends on our common stock and intend to retain earnings, if any, to finance the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, capital requirements and the financial condition of Thermal Tennis.

Securities Authorized for Issuance under Equity Compensation Plans

We have no equity compensation plans.

Recent Sales of Unregistered Securities

During the last three years we have not issued any unregistered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There have been no purchases of equity securities by us and no affiliated purchases.

Item 6. Selected Financial Data.

Note required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS.

This form 10-K contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words "estimate," "anticipate," "believe," "expect," or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Report, including the matters set forth in the Company's other SEC filings. These risks and uncertainties could cause the Company's actual results to differ materially from those indicated in the forward- looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this prospectus reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We will file reports with the Securities and Exchange Commission ("SEC"). We shall make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800- SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this annual filing. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

Plan of Operations

We propose to develop tennis management programs, tennis training programs, sales of tennis equipment and general services related to tennis.  Thermal Tennis has devoted substantially all of their time and effort to organizational and financing matters during the last two years. Through the date hereof, we have not yet generated any revenue during this period and we have realized a net loss from operations. We did not generate any revenue during the years December 31, 2008 and 2007.  The Company had no revenues from commissions on the sale of the ball machines or operations.  The Company’s net loss during the years ended December 31, 2008 and 2007 were $30,697 and $15,159.  Until additional clients are obtained, the Company expects that it will continue to generate operating losses.

Operating expenses for the years ended December 31, 2008 and 2007 were $27,321 and  $12,883.  We filed an S-1 during 2008 and it became effective July 24, 2008.  We expect that these offering proceeds will satisfy our cash requirements for at least a year and that it will not be necessary, during that period, to raise additional funds to meet the expenditures required for operating our business. However, certain parties have lent $10,000 during 2008 and $30,000 to the company during 2007 and additional funds will be needed to continue on its limited operations.  We do not anticipate the performance of any research and development during the next 12 months.

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

Financial Condition, Capital Resources and Liquidity

As of December 31, 2008, we had total cash assets of $17,018, which was derived from the loans made to the company and proceeds from the offering. We had total current liabilities of $60,335 and working capital and stockholders' deficit of $37,297 as of December 31, 2008.  Deficits accumulated during the history of the company have totaled $48,839.  Our financial statements are presented on the basis that Thermal Tennis is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent accountants have noted that the Company has accumulated losses from operations and has the need to raise additional financing in order to satisfy its vendors and other creditors and execute its business plan.  These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive tennis services that meet customers' changing requirements. Should Thermal Tennis' efforts to raise additional capital through equity and/or debt financing fail, Robert Deller, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit Thermal Tennis to continue as a going concern.

At December 31, 2008 the Company had no material operations and was still seeking capital through a stock offering or the obtaining of additional debt in order to resume operations. At December 31, 2008 and through the date of this filing, the Company has yet to obtain any other commitments for additional funding or commence its business activity.  In the year ended December 31, 2008, the Company received $10,000 in proceeds from debt.  The Company received $19,750 in gross proceeds from the sale of its common stock.  During the first quarter of 2009, the Company has received $16,750 in gross proceeds from the sale of its common stock.  The Company expects it will have to borrow additional funds against its credit lines to sustain operations until the offering of its securities is completed.

Until the Company obtains the capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will depend on sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 8. Financial Statements and Supplementary Data.

Thermal Tennis Inc.

Financial Statements as of December 31, 2008 and 2007
and for the years ended December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Thermal Tennis Inc.
Reno, Nevada

We have audited the accompanying balance sheets of Thermal Tennis Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thermal Tennis Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. governing accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Thermal Tennis Inc.’s internal control over financial reporting as of December 31, 2008 included in “Management’s Report on Internal Control Over Financial Reporting” and, accordingly, we do not express an opinion thereon.

As discussed in Note 3 to the financial statements, the Company's recurring losses from operations raises substantial doubt about its ability to continue as a going concern. (Management's plans as to these matters are also described in Note 3.)  The 2008 and 2007 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
March 9, 2009

THERMAL TENNIS INC.

BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

ASSETS

	December 31,
	2008	2007
CURRENT ASSETS:
Cash	$17,018	$6,263
Due from officer	6,020	9,750
Deferred offering costs	-	3,850

Total Current Assets	23,038	19,863

TOTAL ASSETS	$23,038	$19,863

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$20,335	$6,505
Notes payable-Current maturities	40,000	15,000

Total Current Liabilities	60,335	21,505

LONG-TERM DEBT
Notes payable, net of current maturities	-	15,000

Total Liabilities	60,335	36,505

STOCKHOLDERS' DEFICIT:
Capital stock, $.001 par value; 50,000,000 shares authorized;
1,579,000 and 1,500,000 shares issued and outstanding
at December 31, 2008 and 2007, respectively	1,579	1,500
Additional paid-in capital	9,963	-
Accumulated deficit	(48,839)	(18,142)

Total Stockholders' Deficit	(37,297)	(16,642)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$23,038	$19,863

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Years Ended
	December 31,
	2008	2007

SALES, Net of Returns, Allowances and Discounts	$-	$-

EXPENSES:
General and administrative expenses	27,321	12,883

TOTAL OPERATING EXPENSES	27,321	12,883

LOSS BEFORE OTHER (EXPENSE) AND INCOME TAXES	(27,321)	(12,883)

OTHER INCOME/(EXPENSE)
Interest income	103	-
Interest expense	(3,479)	(2,276)

Total other income/(expense)	(3,376)	(2,276)

LOSS BEFORE TAXES	(30,697)	(15,159)

PROVISIONS FOR INCOME TAXES	-	-

NET LOSS	$(30,697)	$(15,159)

(LOSS) PER SHARE-FULLY DILUTED	$(0.02)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,520,406	1,500,000

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

			Additional
	Capital Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, January 1, 2007	1,500,000	$1,500	$-	$(2,983)	$(1,483)

Net (loss) for the year ended December 31, 2007	-	-	-	(15,159)	(15,159)

BALANCE, December 31, 2007	1,500,000	1,500	-	(18,142)	(16,642)

Common stock issued for cash	79,000	79	19,671	-	19,750

Deferred offering costs	-	-	(9,708)	-	(9,708)

Net (loss) for the year ended December 31, 2008	-	-	-	(30,697)	(30,697)

BALANCE, December 31, 2008	1,579,000	$1,579	$9,963	$(48,839)	$(37,297)

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Years Ended
	December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(30,697)	$(15,159)
Adjustments to reconcile net loss to net cash (used)
in operating activities:
Changes in assets and liabilities:
Decrease in due from officer	3,730	6,400
(Increase) in deferred offering costs	(5,858)	(3,850)
Increase (decrease) in accounts payable and accrued expenses	13,830	(18,111)

Net cash (used) by operating activities	(18,995)	(30,720)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	19,750	-
Increase in notes payable	10,000	30,000

Net cash provided by financing activities	29,750	30,000

Net increase/(decrease) in cash	10,755	(720)

CASH AT BEGINNING PERIOD	6,263	6,983

CASH AT END OF PERIOD	$17,018	$6,263

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$-

Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 – Organization, History and Business Activity

Thermal Tennis Inc. (Company) was founded July 1, 1999 and was organized to engage in the business of namely the development of tennis management programs, tennis training programs, sales of tennis equipment and general services related to tennis.  The Company was incorporated under the laws of the State of Nevada.

NOTE 2 - Significant Accounting Policies

This summary of significant accounting policies of Thermal Tennis Inc. (the “Company”) is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Concentration of Risk

The Company places its cash and temporary cash investments with established financial institutions.

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any un-collectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. There were no bad debts for the years ended December 31, 2008 and 2007.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, accounts payable, short-term bank loans, customer deposits, taxes payable, other payables and accrued expenses and due to stockholders. Management has estimated that the carrying amount approximates their fair value due to their short-term nature.

Shares for Services and Other Assets

The Company accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment”(“SFAS No. 123(R)”) and EITF No. 96-18, Accounting for Equity (deficit) Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable.

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, which states that revenues are generally recognized when it is realized and earned.  Specifically, the Company recognizes revenue when services are performed and projects are completed and accepted by the customer.  Revenues are expected to be earned from tennis lessons, sales of ball machines and other related services.

 Income Taxes

The Company recognizes deferred income tax assets or liabilities for the expected future tax consequences of events that have been recognized in the financial statements or income tax returns. Deferred income tax assets or liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply when the differences are expected to be settled or realized. Deferred income tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary. We classify penalties and interest as income taxes as allowed by FIN 48, “Accounting for Uncertainty in Income Taxes.”  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

Segments

The Company operates in only one business segment, namely the development of tennis management programs, tennis training programs, sales of tennis equipment and general services related to tennis.

Earnings Per Share

The Company is required to provide basic and dilutive earnings per common share information.

The basic net income per common share is computed by dividing the net earnings applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net income per common share is computed by dividing the net income applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

For the period ended December 31, 2008 and 2007, there were no dilutive securities that would have had an anti-dilutive effect and all the shares outstanding were included in the calculation of diluted net income per common share.

Recent Accounting Pronouncements

Statement of Financial Accounting Standard No. 141

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

Statement of Financial Accounting Standard No. 160

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Non-controlling Interest in Consolidated Financial Statements” (“SFAS 160”).  SFAS 160 requires the non-controlling interests (minority interests) to be recorded at fair value and reported as a component of equity.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company does not anticipate adoption of this standard will have a material impact on its financial statements.

.
Statement of Financial Accounting Standard No. 161

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

Statement of Financial Accounting Standard No. 162

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

Statement of Financial Accounting Standard No. 163

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

NOTE   3 – Financial Condition and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company generated a net loss from its operations in 2008 because the major source of its revenues was dropped as an account in 2006.  It also sustained operating losses in prior years before obtaining this account.  Additionally, due to the 2008 net operating loss, the Company currently has a deficit in its stockholders’ equity account.  These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieving future profitable operations.

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

NOTE 4 – Income Taxes

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

At the adoption date of January 1, 2007, we had no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the year ended December 31, 2008.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of December 31, 2008, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2008 and 2007 federal return remains open to examination.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The provision (benefit) for income taxes for the year ended December 31, 2008 and 2007 consists of the following:

	2008	2007
Federal:
Current	$-	$-
Deferred	-	-
State:
Current	-	-
Deferred	-	-

	$-	$-

Net deferred tax assets consist of the following components as of December 31, 2008 and 2007:

	2008	2007

Deferred tax assets:
Accrued expenses	$800	$300
Operating Loss	10,300	6,200

Deferred tax liabilities:	-	-

Valuation allowance	(11,100)	(6,500)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 15% to pretax income from continuing operations for the years ended December 31, 2008 and 2007 due to the following:

	2008	2007

Book Income/(Loss)	$(4,600)	$(2,274)
Meals & Entertainment	12	-
NOL Carryover	-	-
Valuation allowance	(4,588)	(2,274)

Income Tax Expense	$-	$-

NOTE 5 – Notes Payable

The Company’s notes payable consists of the following:

	December
	2008	2007
Note payable, due to an individual, 10% interest, principle and interest due March 6, 2009(1)	$20,000	$15,000
Note payable, due to an individual, 10% interest, principle and interest due March 6, 2009(1)	20,000	15,000
	40,000	30,000
Less current portion	(40,000)	(15,000)

	$-	$15,000

Future maturities of long-term debt are as follows:

Years Ending December 31:

2009                                                                                                                     $40,000

(1)	The notes listed above both represent credit lines that allow the Company to borrow up to $25,000 on each note to pay the ongoing expenses of the company.

NOTE 6 - Related Party Transactions

The Company has advanced the President $6,020 in 2008 and $9,750 in 2007.  This loan is non-interest bearing and due upon demand.  The Company recognized $3,000 of expense in 2008 associated with this loan, which represented the value of the rent associated with the sole officers home office.  The President made principle payments to the Company totaling $730 and $3,400 in 2008 and 2007, respectively.

NOTE 7 – Stock Offering

The Company in January 2006 gave up its contracts and agreements with its two tennis related accounts and during 2006 have just concentrated on the commissions earned from the sale of ball machines.  Until the Company has completed the below listed offering and raised the required money to carry on the other activities, it is not seeking to renew or engage in any other tennis related contracts.

The Board of Directors has authorized a stock issuance totaling 600,000 shares of its common stock at $.25 per share.  The offering was filed under the Securities Act of 1933 or an exemption under the Act and became effective July 24, 2008.

The Company had incurred certain offering costs related to the above mentioned offering totaling $9,708.  These offering costs were written off against the initial proceeds from the offering.  It is expected that additional legal and accounting costs may be incurred in relation to the offering.  All capitalized deferred offering costs will be offset against any gross proceeds received.

During the last quarter of 2008, the Company had issued 79,000 shares of its common stock, which represented $19,750 of gross proceeds from the offering.

NOTE 8 – Subsequent Event

The Company has raised an additional $16,750 from the sale of 67,000 shares of its common stock in 2009.  The Company can raise an additional $113,500 through its offering mentioned above in Note 7.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, our chief executive officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding disclosure. A discussion of the material weaknesses in our controls and procedures is described below.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management, which consists primarily of Robert R. Deller, president and chief accounting officer, who is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, including our sole executive and accounting officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, our management concluded that there are multiple material weaknesses in our internal control over financial reporting.  A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are primarily due to insufficient personnel in the finance department which results in an inability to provide effective oversight and review of financial transactions with regard to accumulating and compiling financial data in the preparation of financial statements.  The lack of sufficient personnel also results in a lack of segregation of duties and the accounting technical expertise necessary for an effective system of internal control.

We have begun to take steps to mitigate this material weakness to the fullest extent possible.  As soon as our finances allow, we plan on hiring additional finance staff and, where necessary, utilizing competent outside consultants to provide a layer of review and technical expertise that is currently lacking in our internal controls over financial reporting.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2008.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

During the most recent quarter ended December 31, 2008, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9(B). Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Robert R. Deller	President Secretary Treasurer Director	08/99 08/99 08/99 08/99	* * * *

* These persons presently serve in the capacities indicated.

Business Experience
Our sole officer is Robert R. Deller.   As such, Mr. Deller is our President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary and Treasurer.  Mr. Deller is also our sole director.  Mr. Deller is 52 years old.

Mr. Deller became an officer and a director of Thermal Tennis at is inception on August 25, 1999.  His primary occupation from January, 2001 through January, 2006, was Tennis Director, at the Caughlin Club in Reno, Nevada.  From January, 2006, through the present, Mr. Deller is a marketing representative for California Products Corp., a manufacturer of tennis surfacing materials.

Significant Employees

The Company has no employees who are not executive officers, who are expected to make a significant contribution to the Company’s business.

Family Relationships

There are no family relationships between our officers and directors.

Involvement in Certain Legal Proceedings

Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

(1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

(2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

The Company has no officers or directors subject to the reporting requirements of Section 16(a) of the Exchange Act.  Accordingly there are no officers of directors not in compliance with the reporting requirements of the Exchange Act.

Code of Ethics

The Company adopted a Code of Ethics that is filed as exhibit 14.1 hereto.

Nominating Committee

We have not established a Nominating Committee because, due to our lack of substantial operations and the fact that we only have two directors and executive officers, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee. Following an increase in our current operations, a further review of this issue will no doubt be necessitated and undertaken by our management.

Audit Committee

We have no audit committee, and we are not required to have an audit committee; we do not believe the lack of an audit committee will have any adverse effect on our financial statements, based upon our current business operations. We will assess whether an audit committee may be necessary in the future.

Item 11. Executive Compensation

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Stock Awards ($)	Total ($)
Robert R. Deller President, Secretary, Treasurer, and Director	2006 2007 2008	0 0 0	0 0 0	0 0 0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were principal shareholders of the Company’s common stock as of the dated of this Report.

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Robert R. Deller	500,000 Direct	31.67%
Common	Jeff W. Holmes	500,000 Direct	31.67%
Common	Ascendiant Capital	500,000 Direct	31.67%

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of December 31, 2008:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Robert R. Deller	500,000 Direct	31.67%

Changes in Control

There are no additional present arrangements or pledges of the Company’s securities, which may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The Company currently utilizes office space on a month to month basis  at $250 per month from a shareholder, and shall do so until substantial revenue-producing operations commence.

Except for as noted above, there were no material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Parents of the Issuer

Robert R. Deller may be deemed to be a parent of the issuer due to his ownership of approximately 31.67% of its issued and outstanding shares.

Transactions with Promoters and control persons

There were no material transactions, or series of similar transactions, during our Company’s last five fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder of ours or any member of the immediate family of any of the foregoing persons, had an interest.

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2008 and 2007:

Fee Category	2008	2007
Tax Fees	$-	$575
Audit Fees	14,150	19,000
Audit-related Fees	-	-
All Other Fees	-	-
Total Fees	$14,150	$19,575

Audit Fees – Consists of fees for professional services rendered by our principal accountants for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company has not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, the Company does not require approval in advance of the performance of professional services to be provided to the Company by its principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

Item. 15. Exhibits

Exhibit No.	Exhibit Name
14.1	Code of Ethics
31.1	Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERMAL TENNIS INC.

By: /s/ Robert R. Deller
-----------------------------------------------------
Robert R. Deller, Chief Executive Officer

Date: March 30, 2009

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert R. Deller
-----------------------------------------
Robert R. Deller, Director and
Principal Executive Officer
Principal Financial Officer

Date: March 30, 2009