Form 10-Q
period 2009-03-31
Thermal Tennis Inc.
filed 2009-05-15
CIK 1417028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 11, 2009 – 1,646,000 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

THERMAL TENNIS INC.

THERMAL TENNIS INC.

BALANCE SHEETS
MARCH 31, 2009 AND DECEMBER 31, 2008

ASSETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS:
Cash	$29,678	$17,018
Accounts receivable	795	-
Due from officer	5,038	6,020

Total Current Assets	35,511	23,038

TOTAL ASSETS	$35,511	$23,038

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$25,781	$20,335
Notes payable	40,000	40,000

Total Current Liabilities	65,781	60,335

STOCKHOLDERS' DEFICIT:
Capital stock, $.001 par value; 50,000,000 shares authorized;
1,646,000 and 1,579,000 shares issued and outstanding
at March 31, 2009 and December 31, 2008, respectively	1,646	1,579
Additional paid-in capital	26,646	9,963
Accumulated deficit	(58,562)	(48,839)

Total Stockholders' Deficit	(30,270)	(37,297)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$35,511	$23,038

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	March 31,	March 31,
	2009	2008
	(Unaudited)	(Unaudited)

SALES, Net of Returns, Allowances and Discounts	$3,597	$-

EXPENSES:
General and administrative expenses	12,377	6,151

TOTAL OPERATING EXPENSES	12,377	6,151

(LOSS) BEFORE OTHER (EXPENSE) AND INCOME TAXES	(8,780)	(6,151)

OTHER INCOME/(EXPENSE)
Interest income	43	-
Interest expense	(986)	(750)

Total other income/(expense)	(943)	(750)

PROVISIONS FOR INCOME TAXES	-	-

NET LOSS	$(9,723)	$(6,901)

(LOSS) PER SHARE-FULLY DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,618,956	1,500,000

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	March 31,	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,723)	$(6,901)
Adjustments to reconcile net loss to net cash used
in operating activities:
Changes in assets and liabilities:
(Increase) in accounts receivable	(795)	-
Decrease in due from officer	982	750
(Increase) in deferred offering costs	-	(1,059)
Increase in accounts payable and accrued expenses	5,446	6,460

Net cash provided (used) by operating activities	(4,090)	(750)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	16,750	-

Net cash provided by financing activities	16,750	-

Net Increase/(Decrease) in cash	12,660	(750)

CASH AT BEGINNING PERIOD	17,018	6,263

CASH AT END OF PERIOD	$29,678	$5,513

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$-

Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

CONDENSED NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - PRESENTATION

The balance sheets of the Company as of March 31, 2009 and December 31, 2008, the related statements of operations for the three months ended March 31, 2009 and 2008 and the statements of cash flows for the three months ended March 31, 2009 and 2008, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this set of financial statements should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's Form 10-K.

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

NOTE C - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company generated a net loss from its operations in 2008 and 2007 because the major source of its revenues was dropped as an account in 2006.  However, the Company in February picked up its first contract in three years.  This contract is seasonal and the Company expects a majority of its revenues will be earned in the next two quarters.  It also sustained operating losses in prior years before obtaining this account.  Additionally, due to the current and prior year net operating loss, the Company currently has a deficit in its stockholders’ equity account.  These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieving future profitable operations.

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

NOTE D – NOTES PAYABLE

The Company’s notes payable consists of the following:

March 31, 2009
Note payable, 10% interest, principle and interest due September 6, 2009(1)	$20,000
Note payable, 10% interest, principle and interest due September 6, 2009(1)	20,000

$40,000

(1)	The notes listed above both represent credit lines that allow the Company to borrow up to $25,000 on each note to pay the ongoing expenses of the company.

NOTE E – RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

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

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP No. FAS 141(R)-1 amends and clarifies FASB Statement No. 141(R), to address application issues raised on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141(R)-1 is effective for the first annual reporting period on or after December 31, 2008. The Company does not anticipate adoption of this standard will have a material impact on its financial statements.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets.” FSP No. FAS 132(R)-1 expands annual disclosure about plan assets of a defined benefit pension or other postretirement plan. FSP No. FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The Company does not anticipate adoption of this standard will have a material impact on its financial statements.

In November 2008, the Emerging Issues Task Force issued EITF No. 08-6, “Equity Method Investment Accounting Considerations,” which clarifies accounting for certain transactions and impairment considerations involving equity-method investments. EITF No. 08-6 is effective prospectively for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The Company does not anticipate adoption of this standard will have a material impact on its financial statements.

NOTE F – INCOME TAXES

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

At the adoption date of January 1, 2007, we had no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the three months ended March 31, 2009.

NOTE G – RELATED PARTY TRANSACTIONS

The Company has advanced the President $5,038 at March 31, 2009.  This loan is non-interest bearing and due upon demand.  The Company recognized $750 of expense in 2009 associated with this loan, which represented the value of the rent associated with the sole officer’s home office.

NOTE H – STOCK SUBSCRIPTIONS

As of March 31, 2009, the Company has received a total of $36,500 under its stock offering, representing 146,000 shares of its common stock subscribed at $.25 per share.

In the quarter ended March 31, 2009, the Company has received a total of $16,750 under its stock offering, representing 67,000 shares of its common stock subscribed at $.25 per share.

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

Plan of Operations

We propose to develop tennis management programs, tennis training programs, sales of tennis equipment and general services related to tennis.  Thermal Tennis has devoted substantially all of their time and effort to organizational and financing matters during the last two years. Through the date hereof, we have not yet generated material service revenue during this period and we have realized a net loss from operations. We generated limited revenues during the three months ended March 31, 2009 in the amount of $3,597.  During the year ended December 31, 2008, the Company had no revenues from commissions on the sale of the ball machines or operations.  The Company’s net loss during the three months ended March 31, 2009 was $9,723.  Until additional clients are obtained, the Company expects that it will continue to generate operating losses.

Operating expenses for the three months ended March 31, 2009 were $12,377.  We filed an S-1 that became effective July 24, 2008 and expect that these offering proceeds will satisfy our cash requirements for at least for a year and that it will not be necessary, during that period, to raise additional funds to meet the expenditures required for operating our business. As of the date hereof, we have received stock subscriptions representing 146,000 shares of our common stock under our offering of 600,000 shares at a price of $.25 per share for gross proceeds of $36,500.  However until the offering is completed, certain parties have lent a total of $40,000 to the Company.  The parties lent $10,000 in 2008 and $30,000 to the company during 2007, and additional funds will be needed to continue on its limited operations.  We do not anticipate the performance of any research and development during the next 12 months.

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

Financial Condition, Capital Resources and Liquidity

As of March 31, 2009, we had total cash assets of $29,678, which was derived from the loans made to the company totaling $10,000 and $36,500 from proceeds by selling stock subscriptions of its common stock under the S-1 offering. We had total current liabilities of $65,781 and working capital and stockholders' deficit of $30,270 as of March 31, 2009.  Deficits accumulated during the history of the company have totaled $58,562.  Our financial statements are presented on the basis that Thermal Tennis is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent accountants have noted that the Company has accumulated losses from operations and has the need to raise additional financing in order to satisfy its vendors and other creditors and execute its business plan.  These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive tennis services that meet customers' changing requirements. Should Thermal Tennis' efforts to raise additional capital through equity and/or debt financing fail, Robert Deller, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit Thermal Tennis to continue as a going concern.

At March 31, 2009 the Company obtained its first contract to commence operations since 2006 and was still seeking capital through a stock offering or the obtaining of additional debt in order to resume operations. The contract the Company has obtained is seasonal and it expects a majority of the revenues and earnings to come in the next two quarters.  The Company does not know if the revenues under this contract will provide sufficient earnings to cover the cost of its operations.  At March 31, 2009 and through the date of this filing, the Company has yet to obtain any other commitments for additional funding.  As of the date hereof, the Company has received a total of $36,500 of stock subscriptions under its offering, and it expects to raise an additional $113,500 under the offering.  The Company expects that the gross proceeds from its offering will provide enough working capital to continue its operations during the next twelve months and to execute its business plan.   In the year ended December 31, 2008, the Company received $10,000 in proceeds from debt and $30,000 in 2007.  The Company expects it will have to borrow additional funds against its credit lines to sustain operations until the offering of its securities is completed.

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

Item 4T.  Controls and Procedures.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
31.1 32,1
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

           THERMAL TENNIS INC.

Date:	May 15, 2009	By:	/s/Robert R. Deller
Robert R. Deller
Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director