Form 10-Q
period 2009-06-30
Thermal Tennis Inc.
filed 2009-08-14
CIK 1417028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  August 12, 2009 – 1,672,000 shares of common stock.

THERMAL TENNIS INC.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

THERMAL TENNIS INC.

CONDENSED BALANCE SHEETS
JUNE 30, 2009 AND DECEMBER 31, 2008

ASSETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS:
Cash	$15,123	$17,018
Accounts receivable	3,902	-
Prepaid insurance	1,404	-
Due from officer	4,288	6,020

Total Current Assets	24,717	23,038

TOTAL ASSETS	$24,717	$23,038

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,815	$20,335
Deposits	1,884	-
Notes payable	40,000	40,000

Total Current Liabilities	53,699	60,335

STOCKHOLDERS' DEFICIT:
Capital stock, $.001 par value; 50,000,000 shares authorized;
1,654,000 and 1,579,000 shares issued and outstanding
at June 30, 2009 and December 31, 2008, respectively	1,654	1,579
Additional paid-in capital	28,638	9,963
Accumulated deficit	(59,274)	(48,839)

Total Stockholders' Deficit	(28,982)	(37,297)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$24,717	$23,038

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
AND THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

SALES, Net of Returns, Allowances and Discounts	$42,748	$-	$39,151	$-

EXPENSES:
General and administrative expenses	51,267	11,999	38,890	5,848

TOTAL OPERATING EXPENSES	51,267	11,999	38,890	5,848

(LOSS) BEFORE OTHER (EXPENSE) AND INCOME TAXES	(8,519)	(11,999)	261	(5,848)

OTHER INCOME/(EXPENSE)
Interest income	68	-	25	-
Interest expense	(1,984)	(1,500)	(998)	(750)

Total other income/(expense)	(1,916)	(1,500)	(973)	(750)

PROVISIONS FOR INCOME TAXES	-	-	-	-

NET LOSS	$(10,435)	$(13,499)	$(712)	$(6,598)

(LOSS) PER SHARE-FULLY DILUTED	$(0.01)	$(0.01)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,636,077	1,500,000	1,653,011	1,500,000

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,435)	$(13,499)
Adjustments to reconcile net loss to net cash used
in operating activities:
Changes in assets and liabilities:
(Increase) in accounts receivable	(3,902)	-
(Increase) in prepaid insurance	(1,404)	-
Decrease in due from officer	1,732	1,500
(Increase) in deferred offering costs	-	(5,857)
Increase/(decrease) in accounts payable and accrued expenses	(8,520)	13,670
Increase in deposits	1,884	-

Net cash (used) by operating activities	(20,645)	(4,186)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	18,750	-

Net cash provided by financing activities	18,750	-

Net (Decrease) in cash	(1,895)	(4,186)

CASH AT BEGINNING PERIOD	17,018	6,263

CASH AT END OF PERIOD	$15,123	$2,077

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$-

Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

CONDENSED NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - PRESENTATION

The balance sheets of the Company as of June 30, 2009 and December 31, 2008, the related statements of operations for the six months and three months ended June 30, 2009 and 2008 and the statements of cash flows for the six months ended June 30, 2009 and 2008, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended June 30, 2009 and 2008 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this set of financial statements should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's Form 10-K.

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

NOTE C - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company generated a net loss from its operations in 2008 and 2007 because the major source of its revenues was dropped as an account in 2006.  However, the Company in February picked up its first contract in three years.  This contract is seasonal and the Company expects a majority of its revenues will be earned in the current and following quarters.  It also sustained operating losses in prior years before obtaining this account.  Additionally, due to the current and prior year net operating loss, the Company currently has a deficit in its stockholders’ equity account.  These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieving future profitable operations.

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

June 30, 2009
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

In May 2009, Statement No. 165-Subsequent Events was issued.  The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth:

The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.

In June 2009, Statement No. 166 Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 was issued.  The Board’s objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   The Board undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.

This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   This Statement must be applied to transfers occurring on or after the effective date.

Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes.   Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.   If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation.

Additionally, the disclosure provisions of this Statement should be applied to transfers that occurred both before and after the effective date of this Statement.

In June 2009, Statement No. 167 was issued as Amendments to FASB Interpretation No. 46(R).  The Board’s objective in issuing this Statement is to improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.

In June 2009, the Statement No. 168-The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 was issued.

The FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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

At the adoption date of January 1, 2007, we had no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the three months ended June 30, 2009.

NOTE G – RELATED PARTY TRANSACTIONS

The Company has advanced the President $4,288 at June 30, 2009.  This loan is non-interest bearing and due upon demand.  The Company recognized $750 of expense in 2009 associated with this loan, which represented the value of the rent associated with the sole officer’s home office.

NOTE H – STOCK SUBSCRIPTIONS

As of June 30, 2009, the Company has received a total of $38,500 under its stock offering, representing 154,000 shares of its common stock subscribed at $.25 per share.

In the quarter ended June 30, 2009, the Company has received a total of $2,000 under its stock offering, representing 8,000 shares of its common stock subscribed at $.25 per share.

NOTE I – SUBSEQUENT EVENT

In accordance with the recently issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (SFAS165), the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 12, 2009.

As of August 12, 2009, the Company received through an offering of its common stock $4,500 for the purchase of 18,000 shares.

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

Plan of Operations

Our business is to develop tennis management programs, tennis training programs, sales of tennis equipment and general services related to tennis.  Thermal Tennis has devoted substantially all of their time and effort to organizational and financing matters during the last two years. Through the date hereof, we have not yet generated material service revenue during this period and we have realized a net loss from operations. We generated revenues during the three months ended June 30, 2009 in the amount of $39,151.  During the year ended December 31, 2008, the Company had no revenues from commissions on the sale of the ball machines or operations.  The Company’s net loss during the three months ended June 30, 2009 was $712 and for the six months ended June 30, 2009 the loss was $10,435.  Until additional clients are obtained, the Company expects that it will continue to generate operating losses.

Operating expenses for the three months ended June 30, 2009 were $38,890.  We filed an S-1 that became effective July 24, 2008 and expect that these offering proceeds will satisfy our cash requirements for at least for a year and that it will not be necessary, during that period, to raise additional funds to meet the expenditures required for operating our business. As of the date hereof, we have received stock subscriptions representing 154,000 shares of our common stock under our offering of 600,000 shares at a price of $.25 per share for gross proceeds of $38,500.  However until the offering is completed, certain parties have lent a total of $40,000 to the Company.  The parties lent $10,000 in 2008 and $30,000 to the company during 2007, and additional funds will be needed to continue on its limited operations.  We do not anticipate the performance of any research and development during the next 12 months.

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

Financial Condition, Capital Resources and Liquidity

As of June 30, 2009, we had total cash assets of $15,123, which was derived from the loans made to the company totaling $10,000 and $38,500 from proceeds by selling stock subscriptions of its common stock under the S-1 offering. We had total current liabilities of $53,699 and working deficit and stockholders' deficit of $28,982 as of June 30, 2009.  Deficits accumulated during the history of the company have totaled $59,274.  Our financial statements are presented on the basis that Thermal Tennis is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent accountants have noted that the Company has accumulated losses from operations and has the need to raise additional financing in order to satisfy its vendors and other creditors and execute its business plan.  These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive tennis services that meet customers' changing requirements. Should Thermal Tennis' efforts to raise additional capital through equity and/or debt financing fail, Robert Deller, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit Thermal Tennis to continue as a going concern.

At June 30, 2009 the Company has been generating revenues on its first contract to commence operations since 2006 and was still seeking capital through a stock offering or the obtaining of additional debt in order to resume operations. The contract the Company has obtained is seasonal and it expects a majority of the revenues and earnings to come in the next two quarters.  The Company does not know if the revenues under this contract will provide sufficient earnings to cover the cost of its operations.  At June 30, 2009 and through the date of this filing, the Company has yet to obtain any other commitments for additional funding.  As of the date hereof, the Company has received a total of $38,500 of stock subscriptions under its offering, and it expects to raise an additional $111,500 under the offering.  The Company expects that the gross proceeds from its offering will provide enough working capital to continue its operations during the next twelve months and to execute its business plan.   In the year ended December 31, 2008, the Company received $10,000 in proceeds from debt and $30,000 in 2007.  The Company expects it will have to borrow additional funds against its credit lines to sustain operations until the offering of its securities is completed.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

31 32
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

THERMAL TENNIS INC.

Date:	August 14, 2009	By:	/s/Robert R. Deller
Robert R. Deller, Principal Executive Officer, Principal Financial Officer
Principal Accounting Officer and Director