Form 10-K
period 2009-12-31
Thermal Tennis Inc.
filed 2010-04-14
CIK 1417028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Registrant’s telephone number, including area code: (775) 560-6659

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
Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):   N/A since the registrant is neither required nor permitted to post Interactive Data Files.

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

Large accelerated filer [ ]      Accelerated Filer [ ]       Non-accelerated filer  [ ]      Smaller reporting company[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

April 12, 2010 - $44,000. There are 176,000 shares of common stock of the registrant held by non-affiliates. Because there has been no “established public market” for the registrant’s common stock during the past five years, the registrant has valued these shares at $0.25 per share, the offering price of its registered offering.

As of April 12, 2010, the Company had outstanding 1,676,000 shares of Common Stock, $0.001 par value.

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

The Company has limited history due to a lapse in revenue from 2001 to 2003 and from 2006 to early 2009.  The Company has been resurrected with full time management and emphasis on new growth. Mr. Deller, the sole officer of the Company, has over 30 years experience in the tennis community and is a respected member of the national tennis community as a player and a program developer.

The Company obtained its first new contract since 2006.  The contract is with a club that it has managed the tennis program for in the past.  During the first year of the contract, it produced almost $100,000 in gross revenues.  The gross profit was minimal, but the Company expects it will improve as it refines the programs offered and increases memberships, lessons, clinics and tournaments.

The Company will bid on seasonal facilities beginning each summer and produce over $45,000 of gross revenues on each contract.

Mr. Deller is still developing his tennis training management system concept that he will try to sell to clubs located in the eight western states.

Principal Products or Services and their Markets

Thermal is in negotiations to run additional tennis facilities at several sites in Northern Nevada and Lake Tahoe. The company has strong ties to the University of Nevada's tennis program and has been employing University tennis team athletes for summer programs and other functions under its new contract in 2009. Employees are trained by Thermal president, Bob Deller, in a standardized, proven system. Several models exist in the tennis industry including Nike Tennis Camps and Peter Burwash International (PBI). Thermal is also attempting to develop a Northern Nevada Training Academy at a local facility, much like the Bolletierri Academy (recently purchased by IMG) in Bradenton, Florida.

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

Strategy

On-going process of negotiating contracts with tennis facilities and other athletic complexes.

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

Number of Total Employees and Number of Full Time Employees

Thermal Tennis has had no full-time employees since its organization. Robert R. Deller, our executive officer and director has served as a part-time employee of Thermal Tennis for the past fiscal year. All other workers engaged to fulfill the Company’s current contract have been hired on an outside contractor basis.  We anticipate that, at such time, if ever, as our financial position permits, assuming that we are successful in raising additional funds through equity and/or debt financing and/or generating a sufficient level of revenue from operations, Mr. Robert R. Deller and any other executive officers and/or directors of Thermal Tennis will receive reasonable salaries and other appropriate compensation, such as bonuses, coverage under medical and/or life insurance benefits plans and participation in stock option and/or other profit sharing or pension plans, for services as our executive officers and may receive additional fees for their attendance at meetings of the Board of Directors. Further, we may pay consulting fees to persons who perform services for us, although we have no present plans to do so.

Reports to Security Holders

You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports that we have filed electronically with the Securities and Exchange Commission at their Internet site www.sec.gov.

During the fiscal year ended December 31, 2009, we did not provide to our shareholders any annual report, proxy statement or information statement nor do we have any plans at the present time to provide any such report or reports to our shareholders.

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

We have very limited cash resources and will need to raise additional capital in the immediate future through public or private financings or other arrangements in order to continue operations. If we are unable to do so, our business will fail. Even assuming no increase in our cash utilization rate from recent months, management estimates that our cash balance as of December 31, 2009 will be sufficient to fund planned expenditures only for a limited period of time, although the actual level of expenditures cannot be predicted with certainty and it is possible that our cash balance may be exhausted sooner than currently anticipated. There can be no assurance that additional capital will be available to us when needed, if at all, or, if available, will be obtained on terms attractive to us.

Our financing arrangements contain, and, if we succeed in closing future financings, those future financings will likely contain, terms which place substantial restrictions on our ability to raise additional funds, such as anti-dilution protection in the event of subsequent financings. We had negative cash flow from operations for the twelve months ended December 31, 2009 of $32,533, and we expect to continue to incur substantial negative cash flow from operations for the foreseeable future. We may be required to expend greater than anticipated funds if unforeseen difficulties arise in the course of completing the development, approval and marketing of our products. Even if we raise capital in the near term, our future cash needs may, at a minimum, cause us to delay, scale back or eliminate some or all of our programs, to limit the marketing of our programs.  Our failure to raise capital when needed would likely cause us to cease our operations.

We have financed our operations since inception primarily through certain early revenues and related cash flows, the lines of credit and proceeds from our initial public offering in July 2008.  Although our management recognizes the need to raise funds in the immediate future, there can be no assurance that we will be successful in consummating any fundraising transaction, or if we do consummate such a transaction, that its terms and conditions will not require us to give investors valuable rights to purchase additional interests in our company, or be otherwise unfavorable to us. We may be required to issue preferred stock, debt or other securities with rights and preferences senior to the rights of holders of our common stock. In addition, the issuance of additional securities will likely dilute the interests of existing common stockholders, and could impose additional restrictions on how we operate and finance our business.  Even with the new contract and the revenues and cash flows from it, they are not enough to cover the next years cash requirements and outflows.

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

We will be subject to reporting on internal controls in accordance with Section 404 of The Sarbanes-Oxley Act for auditors attestation for fiscal years in the near future. The Company is currently unable to predict the cost or difficulties required to complete such certifications. We expect that we will need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We may not be able to re-mediate these problems on a timely basis. Additionally, upon completion of a Section 404 plan, we may not be able to conclude that our internal controls are effective, or in the event that we conclude that our internal controls are effective, our independent accountants may disagree with our assessment and may issue a report that is qualified. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Thermal Tennis maintains its offices pursuant to a verbal arrangement rent at $250 per month at the residence of Mr. Robert R. Deller, President/Secretary/Treasurer and a director of Thermal Tennis, located at 4950 Golden Springs Drive, Reno, Nevada, 89509. Thermal Tennis' present office arrangement, which is expected to be adequate to meet our needs for the foreseeable future, has been valued by management at a nominal value and, accordingly, does not impact the accompanying Financial Statements of Thermal Tennis. Thermal Tennis' telephone and facsimile number is (775) 560-6659.

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

Holders

The number of record holders of the Company’s common stock as of the date of this Report is approximately 45, not including an indeterminate number who may hold shares in “street name.”

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

Plan of Operations

We propose to develop tennis management programs, tennis training programs, sales of tennis equipment and general services related to tennis.  Thermal Tennis has devoted substantially all of their time and effort to organizational and financing matters during the last two years. Through the date hereof, we have not generated significant revenues during this period and we have realized a net loss from operations. We generated revenues in 2009 of $98,353 versus none for the year ended December 31, 2008.  The Company had no revenues from commissions on the sale of the ball machines.  The Company’s net loss during the years ended December 31, 2009 and 2008 were $29,934 and $30,697.  Until additional clients are obtained, the Company expects that it will continue to generate operating losses.

The cost of sales for 2009 were $95,087 versus $0 for 2008.  The gross profit was $3,266 for 2009 versus $0 for 2008.  The current operations provided minimal cash flows to cover its general and administrative expenses.

General and administrative expenses for the years ended December 31, 2009 and 2008 were $29,281 and  $27,321.  We filed an S-1 during 2008 and it became effective July 24, 2008.  We expect that these offering proceeds will satisfy our cash requirements for at least a year and that it will not be necessary, during that period, to raise additional funds to meet the expenditures required for operating our business. However, certain parties have lent $10,000 during 2008 and $30,000 to the company during 2007 and additional funds will be needed to continue on its limited operations.  We do not anticipate the performance of any research and development during the next 12 months.

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

Financial Condition, Capital Resources and Liquidity

As of December 31, 2009, we had total cash assets of $7,735, which was derived from operations, the loans made to the company and proceeds from the offering. We had total current liabilities of $55,920 and working capital and stockholders' deficit of $43,981 as of December 31, 2009.  Deficits accumulated during the history of the company have totaled $78,773.  Our financial statements are presented on the basis that Thermal Tennis is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent accountants have noted that the Company has accumulated losses from operations and has the need to raise additional financing in order to satisfy its vendors and other creditors and execute its business plan.  These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive tennis services that meet customers' changing requirements. Should Thermal Tennis' efforts to raise additional capital through equity and/or debt financing fail, Robert Deller, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit Thermal Tennis to continue as a going concern.

At December 31, 2009 the Company had minimal operations and was still seeking capital through a stock offering or the obtaining of additional debt in order to resume operations. At December 31, 2009 and through the date of this filing, the Company has yet to obtain any other commitments for additional funding or commence its business activity.  In the year ended December 31, 2008, the Company received $10,000 in proceeds from debt.  The Company received $23,250 in 2009 and $19,750 in 2008 in gross proceeds from the sale of its common stock.  During the first quarter of 2010, the Company has received $1,000 in gross proceeds from the sale of its common stock.  The Company expects it will have to borrow additional funds against its credit lines to sustain operations until the offering of its securities is completed.

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

 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 8. Financial Statements and Supplementary Data.

Thermal Tennis Inc.

Financial Statements as of December 31, 2009 and 2008
and for the years ended December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Thermal Tennis Inc.
Reno, Nevada

We have audited the accompanying balance sheets of Thermal Tennis Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thermal Tennis Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. governing accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Thermal Tennis Inc.’s internal control over financial reporting as of December 31, 2009 included in “Management’s Report on Internal Control Over Financial Reporting” and, accordingly, we do not express an opinion thereon.

As discussed in Note 3 to the financial statements, the Company's recurring losses from operations raises substantial doubt about its ability to continue as a going concern. (Management's plans as to these matters are also described in Note 3.)  The 2009 and 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
April 13, 2010

THERMAL TENNIS INC.

BALANCE SHEETS

ASSETS

	December 31,
	2009	2008
CURRENT ASSETS:
Cash	$7,735	$17,018
Accounts receivable, net	948	-
Due from officer	2,788	6,020
Prepaids	468	-

Total Current Assets	11,939	23,038

TOTAL ASSETS	$11,939	$23,038

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,436	$14,851
Accounts payable and accrued expenses-Related parties	9,484	5,484
Notes payable-Related Parties-Current maturities	40,000	40,000

Total Current Liabilities	55,920	60,335

Total Liabilities	55,920	60,335

STOCKHOLDERS' DEFICIT:
Capital stock, $.001 par value; 50,000,000 shares authorized;
1,672,000 and 1,579,000 shares issued and outstanding
at December 31, 2009 and 2008, respectively	1,672	1,579
Additional paid-in capital	33,120	9,963
Accumulated deficit	(78,773)	(48,839)

Total Stockholders' Deficit	(43,981)	(37,297)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,939	$23,038

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

STATEMENTS OF OPERATIONS

	December 31,
	2009	2008

SALES, Net of Returns, Allowances and Discounts	$98,353	$-

COST OF SALES	95,087	-

GROSS PROFIT	3,266	-

EXPENSES:
General and administrative expenses	29,281	27,321

TOTAL OPERATING EXPENSES	29,281	27,321

LOSS BEFORE OTHER (EXPENSE) AND INCOME TAXES	(26,015)	(27,321)

OTHER INCOME/(EXPENSE)
Interest income	81	103
Interest expense-Related parties	(4,000)	(3,479)

Total other income/(expense)	(3,919)	(3,376)

LOSS BEFORE TAXES	(29,934)	(30,697)

PROVISIONS FOR INCOME TAXES	-	-

NET LOSS	$(29,934)	$(30,697)

BASIC LOSS PER SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,652,767	1,520,406
The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

			Additional
	Capital Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, January 1, 2008	1,500,000	$1,500	$-	$(18,142)	$(16,642)

Common stock issued for cash	79,000	79	19,671	-	19,750

Deferred offering costs	-	-	(9,708)	-	(9,708)

Net loss for the year ended December 31, 2008	-	-	-	(30,697)	(30,697)

BALANCE, December 31, 2008	1,579,000	1,579	9,963	(48,839)	(37,297)

Common stock issued for cash	93,000	93	23,157	-	23,250

Net loss for the year ended December 31, 2009	-	-	-	(29,934)	(29,934)

BALANCE, December 31, 2009	1,672,000	$1,672	$33,120	$(78,773)	$(43,981)

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

STATEMENTS OF CASH FLOWS

	December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,934)	$(30,697)
Adjustments to reconcile net loss to net cash (used)/provided in operating activities:
Changes in assets and liabilities:
(Increase) in accounts receivable	(948)	-
Decrease in due from officer	3,232	3,730
(Increase) in prepaids	(468)	-
(Increase) in deferred offering costs	-	(5,858)
Increase (decrease) in accounts payable and accrued expenses	(4,415)	13,830

Net cash (used) by operating activities	(32,533)	(18,995)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	23,250	19,750
Increase in notes payable	-	10,000

Net cash provided by financing activities	23,250	29,750

Net increase/(decrease) in cash	(9,283)	10,755

CASH AT BEGINNING PERIOD	17,018	6,263

CASH AT END OF PERIOD	$7,735	$17,018

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$-

Cash paid for interest expense	$-	$-
The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any un-collectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The Company reserved $1,967 as a bad debt reserve for the year ended December 31, 2009.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures, Pre Codification SFAS No. 157, “Fair Value Measurements”, which provides a framework for measuring fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices for identical assets and liabilities in active markets;
Level 2 — Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and
Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company designates cash equivalents (consisting of money market funds) and investments in securities of publicly traded companies as Level 1. The total amount of the Company’s investment classified as Level 3 is de minimis.

The fair value of the Company’s debt as of December 31, 2009 and 2008, approximated fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of December 31, 2009 and 2008 because of the relative short term nature of these instruments. At December 31, 2009 and 2008, the fair value of the Company’s debt approximates carrying value.

Shares for Services and Other Assets

The Company accounts for stock-based compensation based on the fair value of all option grants or stock issuances made to employees or directors on or after its implementation date, as well as a portion of the fair value of each option and stock grant made to employees or directors prior to the implementation date that represents the unvested portion of these share-based awards as of such implementation date, to be recognized as an expense, as codified in ASC 718. The Company calculates stock option-based compensation by estimating the fair value of each option as of its date of grant using the Black-Scholes option pricing model.  These amounts are expensed over the respective vesting periods of each award using the straight-line attribution method. Compensation expense is recognized only for those awards that are expected to vest, and as such, amounts have been reduced by estimated forfeitures.  The Company has historically issued stock options and vested and no vested stock grants to employees and outside directors whose only condition for vesting has been continued employment or service during the related vesting or restriction period.

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

 Income Taxes

The Company accounts for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Company’s balance sheets in accordance with ASC 740, which established financial accounting and reporting standards for the effect of income taxes. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Changes in the Company’s valuation allowance in a period are recorded through the income tax provision on the consolidated statements of operations.

On January 1, 2007, the Company adopted ASC 740-10 (formerly known as FIN No. 48, Accounting for Uncertainty in Income Taxes). ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740-10, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.

Segments

The Company operates in only one business segment, namely the development of tennis management programs, tennis training programs, sales of tennis equipment and general services related to tennis.

Earnings Per Share

The Company is required to provide basic and dilutive earnings per common share information.

The basic net loss per common share is computed by dividing the net earnings applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net income per common share is computed by dividing the net income applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

For the period ended December 31, 2009 and 2008, there were no dilutive securities that would have had an anti-dilutive effect and all the shares outstanding were included in the calculation of diluted net income per common share.

Recent Accounting Pronouncements

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have any impact on the Company’s financial statements.  The Company’s non-financial assets, such as goodwill, intangible assets, and property, plant and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. No impairment indicators were present during the year ended December 31, 2009.   When impairment indicators are present, the Company utilizes various methods to determine the fair value of its non-financial assets.  For example, to value property plant and equipment, the Company would use the cost method for determining fair value; for goodwill the Company would use a combination of analyzing the Company’s market capitalization based on the market price of the Company’s common stock and a determination of discounted cash flows of the Company’s operations.

Effective January 1, 2009, the Company adopted an accounting standard that requires unvested share-based payments that entitle employees to receive nonrefundable dividends to also be considered participating securities, as codified in ASC 260. The adoption of this accounting standard had no impact on the calculation of the Company’s earnings per share because the Company has not issued participating securities.

Effective April 1, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have any impact on the Company’s financial statements.

Effective April 1, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities).. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on the Company’s financial statements.

Effective July 1, 2009, the Company adopted the “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (“ASC 105”). This standard establishes only two levels of U.S. GAAP, authoritative and no authoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became no authoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s financial statements.

In October 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

In October 2009, the FASB issued Update No. 2009-14, “Certain Revenue Arrangements that Include Software Elements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-14”).  ASU 2009-14 amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. ASU 2009-14  will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption.. The Company believes this will not have any future impact to its financial statements.

Transfers of Financial Assets: In December 2009, the FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets (“ASU 2009-16”). ASU 2009-16 codifies SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS 166”), issued in June 2009. The guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Earlier adoption is prohibited. The Company will adopt the guidance in the first quarter of fiscal 2010. The Company does not anticipate this adoption will have a material impact on its financial statements.

Amendments to Accounting Standards Codification: In February 2010, the FASB issued ASU No. 2010-08, Technical Corrections to Various Topics (“ASU 2010-08”). ASU 2010-08 makes various non-substantive amendments to the FASB Codification that does not fundamentally change existing GAAP; however, certain amendments could alter the application of GAAP relating to embedded derivatives and the income tax aspects of reorganization. The amended guidance is effective beginning in the first interim or annual period beginning after the release of the ASU, except for certain amendments. The Company will adopt the guidance in the second quarter of 2010. The Company does not anticipate this adoption will have a material impact on its financial statements.

Subsequent Events: On February 24, 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 removes the requirement that SEC filers disclose the date through which subsequent events have been evaluated. This amendment alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. The guidance became effective with the issuance of ASU 2010-09 and the Company adopted this guidance upon its issuance.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present financial statements.

NOTE   3 – Financial Condition and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company generated a net loss from its operations in 2009, the Company has a Accumulated Deficit, and a Stockholders’ Deficit.  These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieving future profitable operations.

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

NOTE 4 – Income Taxes

Effective January 1, 2007, we adopted the provisions of ASC 740-10 (formerly known as FIN No. 48, Accounting for Uncertainty in Income Taxes). ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740-10 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The application of income tax law is inherently complex. Laws and regulation in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding the income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in the subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of income.

At the adoption date of January 1, 2007, we had no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the year ended December 31, 2009.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of December 31, 2009, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2009 and 2008 federal return remains open to examination.

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

The provision (benefit) for income taxes for the year ended December 31, 2009 and 2008 consists of the following:

	2009	2008
Federal:
Current	$-	$-
Deferred	-	-

State:
Current	-	-
Deferred	-	-

	$-	$-

Net deferred tax assets consist of the following components as of December 31, 2009 and 2008:

	2009	2008

Deferred tax assets:
Accrued expenses	$2,160	$800
Operating Loss	19,046	10,300

Deferred tax liabilities:	-	-

Valuation allowance	(21,206)	(11,100)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 15% to pretax income from continuing operations for the year ended December 31, 2008 and a tax rate of 34% to pretax income from continuing operations of the year ended December 31, 2009 due to the following:

	2009	2008

Book Income/(Loss)	$(10,178)	$(4,600)
Meals & Entertainment	72	12
NOL Carryover	-	-
Valuation allowance	(10,106)	(4,588)

Income Tax Expense	$-	$-

NOTE 5 – Notes Payable-Related Parties

The Company’s notes payable consists of the following:
	December
	2009	2008
Note payable, due to an individual, 10% interest, principle and interest due September 1, 2010(1)	$20,000	$20,000
Note payable, due to an individual, 10% interest, principle and interest due September 1, 2010(1)	20,000	20,000
	40,000	40,000
Less current portion	(40,000)	(40,000)

	$-	$-

Future maturities of long-term debt are as follows:

Years Ending December 31:

2010                                                  $40,000
(1)
The notes listed above both represent credit lines that allow the Company to borrow up to $25,000 on each note to pay the ongoing expenses of the company.  Both of these parties are greater than 20% owners of the Company.

NOTE 6 - Related Party Transactions

The Company has advanced the President $2,788 in 2009 and $6,020 in 2008.  This loan is non-interest bearing and due upon demand.  The Company recognized $3,000 of expense in 2009 and 2008 associated with this loan, which represented the value of the rent associated with the sole officers home office.  The President made principle payments to the Company totaling $232 and $730 in 2009 and 2008, respectively.

The Company accrued interest expense on the notes listed in Note 5 in the amount of $4,000 and $3,479 for the years ended December 31, 2009 and 2008, respectively.  The total interest owed at December 31, 2009 on the two notes amounts to $9,484.

NOTE 7 – Stock Offering

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

During the year ended December 31, 2009, the Company has received a total of $23,250 under its stock offering, representing 93,000 shares of its common stock subscribed at $.25 per share.

NOTE 8 – Subsequent Event

The Company has raised an additional $1,000 from the sale of 4,000 shares of its common stock in 2010.  The Company can raise an additional $106,000 through its offering mentioned above in Note 7.

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

Our management, including our sole executive and accounting officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, our management concluded that there are multiple material weaknesses in our internal control over financial reporting.  A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2009.

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

During the most recent quarter ended December 31, 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Robert R. Deller	President Secretary Treasurer	08/99 08/99 08/99	* * *
	Director	08/99	*

* These persons presently serve in the capacities indicated.

Business Experience

Our sole officer is Robert R. Deller.   As such, Mr. Deller is our President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary and Treasurer.  Mr. Deller is also our sole director.  Mr. Deller is 54 years old.

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

Item 11. Executive Compensation

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Stock Awards ($)	Total ($)
Robert R. Deller	2007 2008 2009	0 0 0	0 0 0	0 0 0

During 2009, we paid no salary to any officer or director of the Company.  The only amount paid to Mr. Deller was $2,804 for teaching certain lessons on the one contract the Company currently fulfills.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were principal shareholders of the Company’s common stock as of the dated of this Report.

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Robert R. Deller	500,000 Direct	29.90%
Common	Jeff W. Holmes	500,000 Direct	29.90%
Common	Ascendiant Capital	500,000 Direct	29,90%

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of December 31, 2009:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Robert R. Deller	500,000 Direct	29.90%

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

Item 14.  Principal Accounting Fees and Services

The Following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2009 and 2008:

Fee Category	2009	2008
Tax Fees	$-	$-
Audit Fees	14,600	14,150
Audit-related Fees	-	-
All Other Fees	-	-
Total Fees	$14,600	$14,150

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

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

Date: April 13, 2010

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert R. Deller
-----------------------------------------
Robert R. Deller, Director and
Principal Executive Officer
Principal Financial Officer

Date: April 13, 2010