Form 10-Q
period 2010-03-31
Thermal Tennis Inc.
filed 2010-05-19
CIK 1417028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 14, 2010 – 1,676,000 shares of common stock.

THERMAL TENNIS INC.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

THERMAL TENNIS INC.

BALANCE SHEETS
MARCH 31, 2010 AND DECEMBER 31, 2009

ASSETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS:
Cash	$6,682	$7,735
Accounts receivable, net	113	948
Due from officer	2,038	2,788
Prepaids	1,762	468

Total Current Assets	10,595	11,939

TOTAL ASSETS	$10,595	$11,939

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,621	$6,436
Accounts payable and accrued expenses-Related parties	10,471	9,484
Notes payable-Related parties-Current maturities	40,000	40,000

Total Current Liabilities	63,092	55,920

Total Liabilities	63,092	55,920

STOCKHOLDERS' DEFICIT:
Capital stock, $.001 par value; 50,000,000 shares authorized;
1,676,000 and 1,672,000 shares issued and outstanding
at March 31, 2010 and December 31, 2009, respectively	1,676	1,672
Additional paid-in capital	34,116	33,120
Accumulated deficit	(88,289)	(78,773)

Total Stockholders' Deficit	(52,497)	(43,981)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,595	$11,939

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	March 31,	March 31,
	2010	2009
	(Unaudited)	(Unaudited)

SALES, Net of Returns, Allowances and Discounts	$11,435	$3,597

COST OF SALES	11,178	2,605

GROSS PROFIT	257	992

EXPENSES:
General and administrative expenses	8,788	9,772

TOTAL OPERATING EXPENSES	8,788	9,772

(LOSS) BEFORE OTHER (EXPENSE) AND INCOME TAXES	(8,531)	(8,780)

OTHER INCOME/(EXPENSE)
Interest income	1	43
Interest expense-Related parties	(986)	(986)

Total other income/(expense)	(985)	(943)

PROVISIONS FOR INCOME TAXES	-	-

NET LOSS	$(9,516)	$(9,723)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,675,000	1,618,956

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	March 31,	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,516)	$(9,723)
Adjustments to reconcile net loss to net cash used
in operating activities:
Changes in assets and liabilities:
(Increase)/Decrease in accounts receivable	835	(795)
Decrease in due from officer	750	982
(Increase) in prepaids	(1,294)	-
Increase in accounts payable and accrued expenses	7,172	5,446

Net cash provided (used) by operating activities	(2,053)	(4,090)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	1,000	16,750

Net cash provided by financing activities	1,000	16,750

Net increase/(decrease) in cash	(1,053)	12,660

CASH AT BEGINNING PERIOD	7,735	17,018

CASH AT END OF PERIOD	$6,682	$29,678

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$-

Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

CONDENSED NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - PRESENTATION

The balance sheets of the Company as of March 31, 2010 and December 31, 2009, the related statements of operations for the three months ended March 31, 2010 and 2009 and the statements of cash flows for the three months ended March 31, 2010 and 2009, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this set of financial statements should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's Form 10-K.

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

NOTE C - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company generated a net loss from its operations in 2009 and 2008 because the major source of its revenues was dropped as an account in 2006.  However, the Company in February of 2009 picked up its first contract in three years.  This contract is seasonal and the Company expects a majority of its revenues is earned in the second and third quarters of the calendar year.  It also sustained operating losses in prior years before obtaining this account.  Additionally, due to the current and prior year net operating loss, the Company currently has a deficit in its stockholders’ equity account.  These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieving future profitable operations.

Management intends to raise additional operating funds through equity and/or debt offerings.  However, there can be no assurance management will be successful in its endeavors.  Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern.

There are no assurances that Thermal Tennis Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements.  To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Thermal Tennis Inc.  If adequate working capital is not available Thermal Tennis Inc. may be required to curtail its operations.

NOTE D – NOTES PAYABLE

The Company’s notes payable consists of the following:

March 31,2010
Note payable, 10% interest, principle and interest due September 6, 2010(1)	$20,000
Note payable, 10% interest, principle and interest due September 6, 2010(1)	20,000

$40,000

(1)	The notes listed above both represent credit lines that allow the Company to borrow up to $25,000 on each note to pay the ongoing expenses of the company.

NOTE E – RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued new guidance that both expanded and clarified the disclosure requirements related to fair value measurements.  Entities are required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 of the fair value valuation hierarchy and describe the reasons for the transfers.  Additionally, entities are required to disclose and roll forward Level 3 activity on a gross basis rather than as one net number.  The new guidance also clarified that entities are required to provide fair value measurement disclosures for each class of assets and liabilities.  In addition, entities are required to provide disclosures about the valuation techniques and inputs used to measure fair value of assets and liabilities that fall within Level 2 or Level 3 of the fair value valuation hierarchy.  The new disclosures were adopted by the Company on January 1, 2010 and do not have an impact on our financial statements.

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

At the adoption date of January 1, 2007, we had no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the three months ended March 31, 2010.

NOTE G – RELATED PARTY TRANSACTIONS

The Company has advanced the President $2,038 at March 31, 2010.  This loan is non-interest bearing and due upon demand.  The Company recognized $750 of expense in the three months ended March 31, 2010 associated with this loan, which represented the value of the rent associated with the sole officer’s home office.

NOTE H – STOCK SUBSCRIPTIONS

As of March 31, 2010, the Company has received a total of $44,000 under its stock offering, representing 176,000 shares of its common stock subscribed at $.25 per share.

In the quarter ended March 31, 2010, the Company has received a total of $1,000 under its stock offering, representing 4,000 shares of its common stock subscribed at $.25 per share.

NOTE I – SUBSEQUENT EVENT

The Company has evaluated subsequent events pursuant to ASC 855 and has determined that there are no reportable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Plan of Operations

Our business is to develop tennis management programs, tennis training programs, sales of tennis equipment and general services related to tennis.  Thermal Tennis has devoted substantially all of their time and effort to organizational and financing matters during the last three years. Through the date hereof, we have not yet generated material service revenue during this period and we have realized a net loss from operations. We generated revenues during the three months ended March 31, 2010 in the amount of $11,435.  During the quarter ended March 31, 2010, the Company had no revenues from commissions on the sale of the ball machines or operations.  The Company’s net loss during the three months ended March 31, 2010 was $9,516 and for the three months ended March 31, 2009 the loss was $9,723.  Until additional clients are obtained, the Company expects that it will continue to generate operating losses.

Total expenses for the three months ended March 31, 2010 were $19,966.  We filed an S-1 that became effective July 24, 2008 and expect that these offering proceeds will satisfy our cash requirements for at least for a year and that it will not be necessary, during that period, to raise additional funds to meet the expenditures required for operating our business. As of the date hereof, we have received stock subscriptions representing 172,000 shares of our common stock under our offering of 600,000 shares at a price of $.25 per share for gross proceeds of $44,000.  However until the offering is completed, certain parties have lent a total of $40,000 to the Company.  The parties lent $10,000 in 2008 and $30,000 to the company during 2007, and additional funds will be needed to continue on its limited operations.  We do not anticipate the performance of any research and development during the next 12 months.

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

Financial Condition, Capital Resources and Liquidity

As of March 31, 2010, we had total cash assets of $6,682, which assets were derived from the loans made to the company totaling $40,000 and $44,000 from proceeds by selling stock subscriptions of its common stock under the S-1 offering. We had total current liabilities of $63,092 and working deficit and stockholders' deficit of $52,497 as of March 31, 2010.  Deficits accumulated during the history of the company have totaled $88,289.  Our financial statements are presented on the basis that Thermal Tennis is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent accountants have noted that the Company has accumulated losses from operations and has the need to raises additional financing in order to satisfy its vendors and other creditors and execute its business plan.  These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive tennis services that meet customers' changing requirements. Should Thermal Tennis' efforts to raise additional capital through equity and/or debt financing fail, Robert Deller, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit Thermal Tennis to continue as a going concern.

At March 31, 2010 the Company has been generating revenues on its first contract to commence operations that began in early 2009 and was still seeking capital through a stock offering or the obtaining of additional debt in order to resume operations. The contract the Company has obtained is seasonal and it expects a majority of the revenues and earnings is in the second and third quarters of the calendar year.  The Company does not know if the revenues under this contract will provide sufficient earnings to cover the cost of its operations.  During 2009, this contract contributed $3,266 to its overhead.  The Company expects this gross margin from operations will increase in 2010, but it expects the gross revenues will not be sufficient to cover all of its current operations.  The Company will have to obtain additional contracts to become profitable.  At March 31, 2010 and through the date of this filing, the Company has yet to obtain any other commitments for additional funding.  As of the date hereof, the Company has received a total of $44,000 of stock subscriptions under its offering, and it expects to raise an additional $106,000 under the offering.  The Company expects that the gross proceeds from its offering will provide enough working capital to continue its operations during the next twelve months and to execute its business plan.   In the year ended December 31, 2008, the Company received $10,000 in proceeds from debt and $30,000 in 2007.  The Company expects it will have to borrow additional funds against its credit lines to sustain operations until the offering of its securities is completed.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

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

             THERMAL TENNIS INC.

Date:	May 19, 2010	By:	/s/Robert R. Deller
Robert R. Deller, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer and Director