Form 10-Q
period 2010-06-30
Thermal Tennis Inc.
filed 2010-08-12
CIK 1417028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  July 30, 2010 – 1,676,000 shares of common stock.

THERMAL TENNIS INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

THERMAL TENNIS INC.

CONDENSED BALANCE SHEETS
JUNE 30, 2010 AND DECEMBER 31, 2009

ASSETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS:
Cash	$4,417	$7,735
Accounts receivable, net	1,904	948
Due from officer	1,288	2,788
Prepaids	1,321	468

Total Current Assets	8,930	11,939

TOTAL ASSETS	$8,930	$11,939

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,540	$6,436
Accounts payable and accrued expenses-Related parties	11,545	9,484
Notes payable-Related parties-Current maturities	46,000	40,000

Total Current Liabilities	69,085	55,920

STOCKHOLDERS' DEFICIT:
Capital stock, $.001 par value; 50,000,000 shares authorized;
1,676,000 and 1,672,000 shares issued and outstanding
at June 30, 2010 and December 31, 2009, respectively	1,676	1,672
Additional paid-in capital	34,116	33,120
Accumulated deficit	(95,947)	(78,773)

Total Stockholders' Deficit	(60,155)	(43,981)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,930	$11,939

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
AND THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

SALES, Net of Returns, Allowances and Discounts	$45,802	$42,748	$34,367	$39,151

COST OF SALES	42,436	36,181	31,258	33,576

GROSS PROFIT	3,366	6,567	3,109	5,575

EXPENSES:
General and administrative expenses	18,480	15,086	9,692	5,314

TOTAL OPERATING EXPENSES	18,480	15,086	9,692	5,314

(LOSS) BEFORE OTHER (EXPENSE) AND INCOME TAXES	(15,114)	(8,519)	(6,583)	261

OTHER INCOME/(EXPENSE)
Interest income	1	68	-	25
Interest expense	(2,061)	(1,984)	(1,075)	(998)

Total other income/(expense)	(2,060)	(1,916)	(1,075)	(973)

PROVISIONS FOR INCOME TAXES	-	-	-	-

NET LOSS	$(17,174)	$(10,435)	$(7,658)	$(712)

(LOSS) PER SHARE-FULLY DILUTED	$(0.01)	$(0.01)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,675,503	1,636,077	1,676,000	1,653,011

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,174)	$(10,435)
Adjustments to reconcile net loss to net cash used
in operating activities:
Changes in assets and liabilities:
(Increase) in accounts receivable	(956)	(3,902)
(Increase) in prepaid insurance	(853)	(1,404)
Decrease in due from officer	1,500	1,732
Increase/(decrease) in accounts payable and accrued expenses	7,165	(6,636)

Net cash (used) by operating activities	(10,318)	(20,645)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	6,000	-
Proceeds from the sale of common stock	1,000	18,750

Net cash provided by financing activities	7,000	18,750

Net (Decrease) in cash	(3,318)	(1,895)

CASH AT BEGINNING PERIOD	7,735	17,018

CASH AT END OF PERIOD	$4,417	$15,123

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$-

Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

CONDENSED NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - PRESENTATION

The balance sheets of the Company as of June 30, 2010 and December 31, 2009, the related statements of operations for the six months and three months ended June 30, 2010 and 2009 and the statements of cash flows for the six months and three months ended June 30, 2010 and 2009, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended June 30, 2010 and 2009 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this set of financial statements should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's Form 10-K.

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

NOTE C - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company generated a net loss from its operations in 2010 and 2009.  The Company in February of 2009 picked up its first contract in three years.  This contract is seasonal and the Company expects a majority of its revenues is earned in the second and third quarters of the calendar year.  It also sustained operating losses in prior years before obtaining this account.  Additionally, due to the current and prior year net operating loss, the Company currently has a deficit in its stockholders’ equity account.  These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieving future profitable operations.

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

NOTE D – NOTES PAYABLE

The Company’s notes payable consists of the following:

June 30,2010
Note payable, 10% interest, principle and interest due September 6, 2010	$6,000

Note payable, 10% interest, principle and interest due September 6, 2010(1)	20,000

Note payable, 10% interest, principle and interest due September 6, 2010(1)	20,000
$46,000

(1)	The notes listed above both represent credit lines that allow the Company to borrow up to $25,000 on each note to pay the ongoing expenses of the company.

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

Amendments to Accounting Standards Codification: In February 2010, the FASB issued ASU No. 2010-08, Technical Corrections to Various Topics (“ASU 2010-08”). ASU 2010-08 makes various non-substantive amendments to the FASB Codification that does not fundamentally change existing GAAP; however, certain amendments could alter the application of GAAP relating to embedded derivatives and the income tax aspects of reorganization. The amended guidance is effective beginning in the first interim or annual period beginning after the release of the ASU, except for certain amendments. The Company adopted the guidance in the second quarter of 2010.  There was no material impact on its financial statements.

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

In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-18 “Receivables (Topic 310) – Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force.”  ASU 2010-18 provides guidance on account for acquired loans that have evidence of credit deterioration upon acquisition. It allows acquired assets with common risk characteristics to be accounted for in the aggregate as a pool.  ASU 2010-18 is effective for modifications of loans accounted for within pools under Subtopic 310-30 in the first interim or annual reporting period ending on or after July 15, 2010.  We do not expect ASU 2010-18 to have an impact on our financial condition, results of operations, or disclosures.

In April 2010, the FASB issued ASU No. 2010-15 “Financial Services – Insurance (Topic 944) – How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments – a consensus of the FASB Emerging Issues Task Force.”  ASU 2010-15 affects insurance entities that have separate accounts that meet the definition of a separate account in paragraph 944-80-25-2 when evaluating whether to consolidate an investment held through its separate account or through a combination of investments in its separate and general accounts.  ASU 2010-15 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2010.  We do not expect ASU 2010-15 to have an impact on our financial condition, results of operations, or disclosures.

In April 2010, FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition (“ASU 2010-17”), which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. ASU 2010-17 is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. This ASU is effective for the Company on January 1, 2011. The Company is currently evaluating the impact, if any, ASU 2010-17 will have on its results of operations, financial position or liquidity.

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

At the adoption date of January 1, 2007, we had no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the three months ended June 30, 2010.

NOTE G – RELATED PARTY TRANSACTIONS

The Company has advanced the President $1,288 at June 30, 2010.  This loan is non-interest bearing and due upon demand.  The Company recognized $750 of expense in the three months ended June 30, 2010 associated with this loan, which represented the value of the rent associated with the sole officer’s home office.

The President of the Company loaned, as described above under notes payable, $6,000 that is due September 6, 2010 with interest at 10%.

NOTE H – STOCK SUBSCRIPTIONS

As of June 30, 2010, the Company has received a total of $44,000 under its stock offering, representing 176,000 shares of its common stock subscribed at $.25 per share.

In the quarter ended June 30, 2010, the Company did not have any receipts from the effective offering of its stock.

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

Plan of Operations

Our business is to develop tennis management programs, tennis training programs, sales of tennis equipment and general services related to tennis.  Thermal Tennis has devoted substantially all of their time and effort to organizational and financing matters during the last three years. Through the date hereof, we have not yet generated material service revenue during this period and we have realized a net loss from operations. We generated revenues during the three months ended June 30, 2010 in the amount of $34,367 versus $39,151.  This was a decrease of $4,784 for the quarter.  However, we generated revenues for the six months ended June 30, 2010 of $45,802 versus $42,748 for the six months ended June 30, 2009.  Even though there was an increase in sales for the six months ended June 30, 2010, the Company did not have any revenues for the quarter ended March 31, 2009.  Therefore, there was a decline in revenues for the three months ended June 30, 2010.  The Company’s net loss during the three months ended June 30, 2010 was $7,658 and for the three months ended June 30, 2009 the loss was $712.  Therefore, the Company due to a decline in revenues for the six months ended June 30, 2010 has generated an additional loss for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, in the amount of $6,739.  Until additional clients are obtained, the Company expects that it will continue to generate operating losses.

We filed an S-1 that became effective July 24, 2008 and expect that these offering proceeds will satisfy our cash requirements, once the offering is completed and fully funded, for at least for a year and that it will not be necessary, during that period, to raise additional funds to meet the expenditures required for operating our business. As of the date hereof, we have received stock subscriptions representing 176,000 shares of our common stock under our offering of 600,000 shares at a price of $.25 per share for gross proceeds of $44,000.  However until the offering is completed, certain parties have lent a total of $46,000 to the Company.  The President of the Company lent $6,000 in the quarter ended June 30, 2010.  Other related parties lent $10,000 in 2008 and $30,000 to the company during 2007, and additional funds will be needed to continue on its limited operations.  We do not anticipate the performance of any research and development during the next 12 months.

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

Financial Condition, Capital Resources and Liquidity

As of June 30, 2010, we had total cash assets of $4,417, which was derived from the loans made to the company totaling $46,000 and $44,000 from proceeds by selling stock subscriptions of its common stock under the S-1 offering. We had total assets of $8,930.  We had total current liabilities of $69,085 and working deficit and stockholders' deficit of $60,155 as of June 30, 2010.  Deficits accumulated during the history of the company have totaled $95,947.  Our financial statements are presented on the basis that Thermal Tennis is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent accountants have noted that the Company has accumulated losses from operations and has the need to raises additional financing in order to satisfy its vendors and other creditors and execute its business plan.  These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive tennis services that meet customers' changing requirements. Should Thermal Tennis' efforts to raise additional capital through equity and/or debt financing fail, Robert Deller, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit Thermal Tennis to continue as a going concern.  He loaned $6,000 to the Company in the quarter ended June 30, 2010.

At June 30, 2010 the Company has been generating revenues on its first contract to commence operations that began in early 2009 and was still seeking capital through a stock offering or the obtaining of additional debt in order to resume operations. The contract the Company has obtained is seasonal and it expects a majority of the revenues and earnings is in the second and third quarters of the calendar year.  The Company does not know if the revenues under this contract will provide sufficient earnings to cover the cost of its operations.  During the six months ended June 30, 2010, this contract contributed $3,366 to its overhead versus $6,567 for 2009.  The Company had expected this gross margin from operations would increase in 2010, but it expected the gross revenues will not be sufficient to cover all of its current operations.  Due to the decrease in gross revenues for the quarter ended June 30, 2010, the Company expects the total loss from operations to increase unless the third quarter revenues increase and any related profits from such an increase.  The Company will have to obtain additional contracts to become profitable.  At June 30, 2010 and through the date of this filing, the Company has yet to obtain any other commitments for additional funding.  As of the date hereof, the Company has received a total of $44,000 of stock subscriptions under its offering, and it expects to raise an additional $106,000 under the offering.  The Company expects that the gross proceeds from its offering will provide enough working capital to continue its operations during the next twelve months and to execute its business plan.   In the quarter ended June 30, 2010, the Company received a loan of $6,000 from the President of the Company.  In the year ended December 31, 2008, the Company received $10,000 in proceeds from debt and $30,000 in 2007.  The Company expects it will have to borrow additional funds against its credit lines to sustain operations until the offering of its securities is completed.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None

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

THERMAL TENNIS INC.

Date:	August 12, 2010	By:	/s/Robert R. Deller
Robert R. Deller, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director