Form 10-Q
period 2010-09-30
Thermal Tennis Inc.
filed 2010-11-15
CIK 1417028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2010

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 10, 2010 – 1,676,000 shares of common stock.

THERMAL TENNIS INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

THERMAL TENNIS INC.

CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

ASSETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS:
Cash	$2,644	$7,735
Accounts receivable, net	3,614	948
Due from officer	538	2,788
Prepaids	878	468

Total Current Assets	7,674	11,939

TOTAL ASSETS	$7,674	$11,939

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,442	$6,436
Accounts payable and accrued expenses-Related parties	12,705	9,484
Notes payable-Related parties-Current maturities	46,000	40,000

Total Current Liabilities	71,147	55,920

STOCKHOLDERS' DEFICIT:
Capital stock, $.001 par value; 50,000,000 shares authorized;
1,676,000 and 1,672,000 shares issued and outstanding
at September 30, 2010 and December 31, 2009, respectively	1,676	1,672
Additional paid-in capital	34,116	33,120
Accumulated deficit	(99,265)	(78,773)

Total Stockholders' Deficit	(63,473)	(43,981)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,674	$11,939

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
AND THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

SALES, Net of Returns, Allowances and Discounts	$78,392	$81,429	$32,590	$38,681

COST OF SALES	71,037	70,573	28,601	34,392

GROSS PROFIT	7,355	10,856	3,989	4,289

EXPENSES:
General and administrative expenses	24,628	22,694	6,148	7,608

TOTAL OPERATING EXPENSES	24,628	22,694	6,148	7,608

(LOSS) BEFORE OTHER (EXPENSE) AND INCOME TAXES	(17,273)	(11,838)	(2,159)	(3,319)

OTHER INCOME/(EXPENSE)
Interest income	1	80	-	12
Interest expense	(3,220)	(2,992)	(1,159)	(1,008)

Total other income/(expense)	(3,219)	(2,912)	(1,159)	(996)

PROVISIONS FOR INCOME TAXES	-	-	-	-

NET LOSS	$(20,492)	$(14,750)	$(3,318)	$(4,315)

(LOSS) PER SHARE-FULLY DILUTED	$(0.01)	$(0.01)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,675,670	1,646,286	1,676,000	1,666,370

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,492)	$(14,750)
Adjustments to reconcile net loss to net cash used
in operating activities:
Changes in assets and liabilities:
(Increase) in accounts receivable	(2,666)	(5,255)
(Increase) in prepaid insurance	(410)	(936)
Decrease in due from officer	2,250	2,482
Increase/(decrease) in accounts payable and accrued expenses	9,227	(4,988)

Net cash (used) by operating activities	(12,091)	(23,447)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	6,000	-
Proceeds from the sale of common stock	1,000	23,250

Net cash provided by financing activities	7,000	23,250

Net (Decrease) in cash	(5,091)	(197)

CASH AT BEGINNING PERIOD	7,735	17,018

CASH AT END OF PERIOD	$2,644	$16,821

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$-

Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

CONDENSED NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - PRESENTATION

The balance sheets of the Company as of September 30, 2010 and December 31, 2009, the related statements of operations for the nine months and three months ended September 30, 2010 and 2009 and the statements of cash flows for the nine months ended September 30, 2010 and 2009, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended September 30, 2010 and 2009 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this set of financial statements should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's Form 10-K.

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

NOTE D – NOTES PAYABLE

The Company’s notes payable consists of the following:

September 30,2010
Note payable, 10% interest, principle and interest due June 1, 2011	$6,000

Note payable, 10% interest, principle and interest due June 1, 2011(1)	20,000

Note payable, 10% interest, principle and interest due June 1, 2011(1)	20,000
$46,000

(1)	The notes listed above both represent credit lines that allow the Company to borrow up to $25,000 on each note to pay the ongoing expenses of the company.

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

NOTE F – INCOME TAXES

Effective January 1, 2007, we adopted the provisions of ASC 740-10 (formerly known as FIN No. 48, Accounting for Uncertainty in Income Taxes). ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740-10 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The application of income tax law is inherently complex. Laws and regulation in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding the income tax exposures. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in the subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of income.

At the adoption date of January 1, 2007, we had no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the three months ended September 30, 2010.

NOTE G – RELATED PARTY TRANSACTIONS

The Company has advanced the President $538 at September 30, 2010.  This loan is non-interest bearing and due upon demand.  The Company recognized $750 of expense in the three months ended September 30, 2010 associated with this loan, which represented the value of the rent associated with the sole officer’s home office.

The President of the Company loaned, as described above under notes payable, $6,000 that is due June 1, 2011 with interest at 10%.

NOTE H – STOCK SUBSCRIPTIONS

As of September 30, 2010, the Company has received a total of $44,000 under its stock offering, representing 176,000 shares of its common stock subscribed at $.25 per share.

In the quarter ended September 30, 2010, the Company did not have any receipts from the effective offering of its stock.

The Company closed the offering as of July 24, 2010.

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

Plan of Operations

Our business is to develop tennis management programs, tennis training programs, sales of tennis equipment and general services related to tennis.  Thermal Tennis has devoted substantially all of their time and effort to organizational and financing matters during the last three years. Through the date hereof, we have not yet generated material service revenue during this period and we have realized a net loss from operations. We generated revenues during the three months ended September 30, 2010 in the amount of $32,590 versus $38,681 for the three months ended September 30, 2009.  This was a decrease of $6,091 for the quarter.  We generated revenues for the nine months ended September 30, 2010 of $78,392 versus $81,429 for the nine months ended September 30, 2009.  This represented a decrease of $3,037 for the nine months ended September 30, 2010 versus September 30, 2009.  The Company’s net loss during the three months ended September 30, 2010 was $3,318 and for the three months ended September 30, 2009 the loss was $4,315.  The Company, even with the decrease in revenues, decreased its loss by $997 for the three months ended September 30, 2010.  The major reason was a decrease in the cost of sales of $5,791 for the quarter.  However, the Company’s loss for the nine months ended September 30, 2010 increase by $5,742 because of the decline in revenues, an increase in the cost of sales and an increase in the general and administrative costs.  Until additional clients are obtained, the Company expects that it will continue to generate operating losses.

We filed an S-1 that became effective July 24, 2008 and expected that these offering proceeds would satisfy our cash requirements. The offering was completed on July 24, 2010.  However, it will be necessary to raise additional funds to meet the expenditures required for operating our business. As of the date hereof, we have received stock subscriptions representing 176,000 shares of our common stock under our offering of 600,000 shares at a price of $.25 per share for gross proceeds of $44,000.  However until the offering is completed, certain parties have lent a total of $46,000 to the Company.  The President of the Company lent $6,000 in the quarter ended June 30, 2010.  Other related parties lent $10,000 in 2008 and $30,000 to the company during 2007, and additional funds will be needed to continue on its limited operations.  The Company expects it will have to continue to raise funds through loans or stock sales until either revenues increase under its current operations, or the Company obtains additional contract revenue in the near future.  We do not anticipate the performance of any research and development during the next 12 months.

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

Financial Condition, Capital Resources and Liquidity

As of September 30, 2010, we had total cash assets of $2,644, which was derived from the loans made to the company totaling $46,000 and $44,000 from proceeds by selling stock subscriptions of its common stock under the S-1 offering. We had total assets of $7,674.  We had total current liabilities of $71,147 and working deficit of $63,473 and stockholders' deficit of $63,473 as of September 30, 2010.  Deficits accumulated during the history of the company have totaled $99,265.  Our financial statements are presented on the basis that Thermal Tennis is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent accountants have noted that the Company has accumulated losses from operations and has the need to raises additional financing in order to satisfy its vendors and other creditors and execute its business plan.  These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive tennis services that meet customers' changing requirements. Should Thermal Tennis' efforts to raise additional capital through equity and/or debt financing fail, Robert Deller, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit Thermal Tennis to continue as a going concern.  He loaned $6,000 to the Company in the quarter ended June 30, 2010.

At September 30, 2010 the Company has been generating revenues on its first contract to commence operations that began in early 2009 and was still seeking capital through a stock offering or the obtaining of additional debt in order to resume operations. The contract the Company has obtained is seasonal and it expects a majority of the revenues and earnings is in the second and third quarters of the calendar year.  The Company does not know if the revenues under this contract will provide sufficient earnings to cover the cost of its operations.  During the nine months ended September 30, 2010, this contract contributed $7,355 to its general and administrative expenses versus $10,856 for 2009.  The Company had expected this gross margin from operations would increase in 2010, but it expected the gross revenues will not be sufficient to cover all of its current operations.  Due to the decrease in gross revenues for the quarter ended September 30, 2010, the Company expects the total loss from operations to increase unless the Company can obtain additional profitable contracts.  At September 30, 2010 and through the date of this filing, the Company has yet to obtain any other commitments for additional funding.  As of the date hereof, the Company has received a total of $44,000 of stock subscriptions under its offering, and it expects to raise an additional $106,000 under the offering.  The Company had expected that the gross proceeds from its offering would provide enough working capital to continue its operations during the next twelve months and to execute its business plan.   In the quarter ended June 30, 2010, the Company received a loan of $6,000 from the President of the Company.  In the year ended December 31, 2008, the Company received $10,000 in proceeds from debt and $30,000 in 2007.  The Company expects it will have to borrow additional funds against its credit lines to sustain operations until the Company can obtain additional profitable contract revenues.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

THERMAL TENNIS INC.

Date:	November 15, 2010	By:	/s/Robert R. Deller
Robert R. Deller, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director