Form 10-K
period 2010-12-31
Thermal Tennis Inc.
filed 2011-03-30
CIK 1417028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2010

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

Large accelerated filer [ ]      Accelerated Filer [ ]       Non-accelerated filer  [ ]      Smaller reporting company[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

March 22, 2011 - $44,000. There are 176,000 shares of common stock of the registrant held by non-affiliates. Because there has been no “established public market” for the registrant’s common stock during the past five years, the registrant has valued these shares at $0.25 per share, the offering price of its registered offering.

As of March 22, 2011, the Company had outstanding 1,676,000 shares of Common Stock, $0.001 par value.

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

The Company obtained its first new contract since 2006 in 2009.  The contract is with a club that it has managed the tennis program for in the past.  During the first year of the contract, it produced $92,526 in gross revenues for 2010 and $98,353 in 2009.  The gross profit has been minimal in both years, but the Company expects it will improve as it refines the programs offered and increases memberships, lessons, clinics and tournaments.

The Company will bid on seasonal facilities beginning each summer and produce over $45,000 of gross revenues on each contract.

Mr. Deller is still developing his tennis training management system concept that he will try to sell to clubs located in the eight western states.

Principal Products or Services and their Markets

Thermal is in negotiations to run additional tennis facilities at several sites in Northern Nevada and Lake Tahoe. The company has strong ties to the University of Nevada's tennis program and has been employing University tennis team athletes for summer programs and other functions under its contract in 2010 and 2009. Employees are trained by Thermal president, Bob Deller, in a standardized, proven system. Several models exist in the tennis industry including Nike Tennis Camps and Peter Burwash International (PBI). Thermal is also attempting to develop a Northern Nevada Training Academy at a local facility, much like the Bolletierri Academy (recently purchased by IMG) in Bradenton, Florida.

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

During the fiscal year ended December 31, 2010, we did not provide to our shareholders any annual report, proxy statement or information statement nor do we have any plans at the present time to provide any such report or reports to our shareholders.

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

We have very limited cash resources and will need to raise additional capital in the immediate future through public or private financings or other arrangements in order to continue operations. If we are unable to do so, our business will fail. Even assuming no increase in our cash utilization rate from recent months, management estimates that our cash balance as of December 31, 2010 will be sufficient to fund planned expenditures only for a limited period of time, although the actual level of expenditures cannot be predicted with certainty and it is possible that our cash balance may be exhausted sooner than currently anticipated. There can be no assurance that additional capital will be available to us when needed, if at all, or, if available, will be obtained on terms attractive to us.

Our financing arrangements contain, and, if we succeed in closing future financings, those future financings will likely contain, terms which place substantial restrictions on our ability to raise additional funds, such as anti-dilution protection in the event of subsequent financings. We had negative cash flow from operations for the twelve months ended December 31, 2010 of $12,405, and we expect to continue to incur substantial negative cash flow from operations for the foreseeable future. We may be required to expend greater than anticipated funds if unforeseen difficulties arise in the course of completing the development, approval and marketing of our products. Even if we raise capital in the near term, our future cash needs may, at a minimum, cause us to delay, scale back or eliminate some or all of our programs, to limit the marketing of our programs.  Our failure to raise capital when needed would likely cause us to cease our operations.

We have financed our operations since inception primarily through certain early revenues and related cash flows, the lines of credit and proceeds from our initial public offering that began in July 2008 and was closed in July 2010.  Although our management recognizes the need to raise funds in the immediate future, there can be no assurance that we will be successful in consummating any fundraising transaction, or if we do consummate such a transaction, that its terms and conditions will not require us to give investors valuable rights to purchase additional interests in our company, or be otherwise unfavorable to us. We may be required to issue preferred stock, debt or other securities with rights and preferences senior to the rights of holders of our common stock. In addition, the issuance of additional securities will likely dilute the interests of existing common stockholders, and could impose additional restrictions on how we operate and finance our business.  Even with the new contract and the revenues and cash flows from it, they are not enough to cover the next years cash requirements and outflows.

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

Plan of Operations

We propose to develop tennis management programs, tennis training programs, sales of tennis equipment and general services related to tennis.  Thermal Tennis has devoted substantially all of their time and effort to organizational and financing matters during the last two years. Through the date hereof, we have not generated significant revenues during this period and we have realized a net loss from operations. We generated revenues in 2010 of $92,526 versus $98,353 for the year ended December 31, 2009.  The Company had no revenues from commissions on the sale of the ball machines.  The Company’s net loss during the years ended December 31, 2010 and 2009 were $31,571 and $29,934.  Until additional clients are obtained, the Company expects that it will continue to generate operating losses.

The cost of sales for 2010 were $86,312 versus $95,087 for 2009.  The gross profit was $6,214 for 2010 versus $3,266 for 2009.  The current operations provided minimal cash flows to cover its general and administrative expenses.

General and administrative expenses for the years ended December 31, 2010 and 2009 were $33,406 and $29,281, respectively.  We filed an S-1 during 2008 and it became effective July 24, 2008.  We expect that these offering proceeds will satisfy our cash requirements for at least a year and that it will not be necessary, during that period, to raise additional funds to meet the expenditures required for operating our business. However, certain parties have lent $6,000 in 2010, $10,000 during 2008 and $30,000 to the company during 2007 and additional funds will be needed to continue on its limited operations.  During early 2011, the Company borrowed an additional $10,000 against its line of credit to cover the loss incurred in 2010.  We do not anticipate the performance of any research and development during the next 12 months.

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

Financial Condition, Capital Resources and Liquidity

As of December 31, 2010, we had total cash assets of $2,330, which was derived from operations, the loans made to the company and proceeds from the offering. We had total current liabilities of $78,641 and working capital and stockholders' deficit of $74,552 as of December 31, 2010.  Deficits accumulated during the history of the company have totaled $110,344.  Our financial statements are presented on the basis that Thermal Tennis is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent accountants have noted that the Company has accumulated losses from operations and has the need to raise additional financing in order to satisfy its vendors and other creditors and execute its business plan.  These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive tennis services that meet customers' changing requirements. Should Thermal Tennis' efforts to raise additional capital through equity and/or debt financing fail, Robert Deller, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit Thermal Tennis to continue as a going concern.

At December 31, 2010 the Company had minimal operations and was still seeking capital through a stock offering or the obtaining of additional debt in order to continue current operations. At December 31, 2010 and through the date of this filing, the Company has yet to obtain any other commitments for additional funding or commence its business activity.  In the year ended December 31, 2010 the Company received $6,000 in proceeds from debt, during the year ended December 31, 2008, the Company received $10,000 in proceeds from debt.  The Company received $1,000 in 2010, $23,250 in 2009 and $19,750 in 2008 in gross proceeds from the sale of its common stock.  During the first quarter of 2011, the Company has received $10,000 in additional debt financing from its credit line.  The Company expects it will have to borrow additional funds against its credit lines to sustain operations until the offering of its securities is completed.

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

 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 8. Financial Statements and Supplementary Data.

Thermal Tennis Inc.

Financial Statements as of December 31, 2010 and 2009
and for the years ended December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Thermal Tennis, Inc.
Reno, Nevada

We have audited the accompanying balance sheets of Thermal Tennis, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thermal Tennis, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the financial statements, the Company's recurring losses from operations raises substantial doubt about its ability to continue as a going concern. (Management's plans as to these matters are also described in Note 3.)  The 2010 and 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
March 30, 2011

THERMAL TENNIS INC.
BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

ASSETS

	2010	2009
CURRENT ASSETS:
Cash	$2,330	$7,735
Accounts receivable, net	1,326	948
Due from officer	-	2,788
Prepaids	433	468

Total Current Assets	4,089	11,939

TOTAL ASSETS	$4,089	$11,939

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$18,565	$6,436
Accounts payable and accrued expenses-Related parties	14,076	9,484
Notes payable-Related Parties-Current maturities	46,000	40,000

Total Current Liabilities	78,641	55,920

Total Liabilities	78,641	55,920

STOCKHOLDERS' DEFICIT:
Capital stock, $.001 par value; 50,000,000 shares authorized;
1,676,000 and 1,672,000 shares issued and outstanding
at December 31, 2010 and 2009, respectively	1,676	1,672
Additional paid-in capital	34,116	33,120
Accumulated deficit	(110,344)	(78,773)

Total Stockholders' Deficit	(74,552)	(43,981)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,089	$11,939

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

SALES, Net of Returns, Allowances and Discounts	$92,526	$98,353

COST OF SALES	86,312	95,087

GROSS PROFIT	6,214	3,266

EXPENSES:
General and administrative expenses	33,406	29,281

TOTAL OPERATING EXPENSES	33,406	29,281

LOSS BEFORE OTHER (EXPENSE) AND INCOME TAXES	(27,192)	(26,015)

OTHER INCOME/(EXPENSE)
Interest income	1	81
Interest expense-Related parties	(4,380)	(4,000)

Total other income/(expense)	(4,379)	(3,919)

LOSS BEFORE TAXES	(31,571)	(29,934)

PROVISIONS FOR INCOME TAXES	-	-

NET LOSS	$(31,571)	$(29,934)

BASIC LOSS PER SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,675,753	1,652,767
The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

			Additional
	Capital Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2008	1,579,000	$1,579	$9,963	$(48,839)	$(37,297)

Common stock issued for cash	93,000	93	23,157	-	23,250

Net loss for the year ended December 31, 2009	-	-	-	(29,934)	(29,934)

BALANCE, December 31, 2009	1,672,000	1,672	33,120	(78,773)	(43,981)

Common stock issued for cash	4,000	4	996	-	1,000

Net loss for the year ended December 31, 2010	-	-	-	(31,571)	(31,571)

BALANCE, December 31, 2010	1,676,000	$1,676	$34,116	$(110,344)	$(74,552)

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,571)	$(29,934)
Adjustments to reconcile net loss to net cash (used)/provided in operating activities:
Changes in assets and liabilities:
(Increase) in accounts receivable	(378)	(948)
Decrease in due from officer	2,788	3,232
(Increase) decrease in prepaids	35	(468)
Increase (decrease) in accounts payable and accrued expenses	16,721	(4,415)

Net cash (used) by operating activities	(12,405)	(32,533)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	1,000	23,250
Increase in notes payable	6,000	-

Net cash provided by financing activities	7,000	23,250

Net (decrease) in cash	(5,405)	(9,283)

CASH AT BEGINNING PERIOD	7,735	17,018

CASH AT END OF PERIOD	$2,330	$7,735

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$-

Cash paid for interest expense	$-	$-
The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The Company reserved $2,463 and $1,967 as a bad debt reserve for the years ended December 31, 2010 and 2009, respectively.

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

The fair value of the Company’s debt as of December 31, 2010 and 2009, approximated fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of December 31, 2010 and 2009 because of the relative short term nature of these instruments. At December 31, 2010 and 2009, the fair value of the Company’s debt approximates carrying value.

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

For the period ended December 31, 2010 and 2009, there were no dilutive securities that would have had an anti-dilutive effect and all the shares outstanding were included in the calculation of diluted net income per common share.

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

In May 2010, the FASB issued ASU 2010-19, Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The purpose of this update is to codify the SEC Staff Announcement made at the March 18, 2010 meeting of the FASB Emerging Issues Task Force (“EITF”) by the SEC Observer to the EITF. The Staff Announcement provides the SEC staff’s view on certain foreign currency issues related to investments in Venezuela. ASU 2010-19 is effective as of March 18, 2010. We adopted the update as of its effective date. The update had no effect on our consolidated financial position, results of operations or cash flows.

In August 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules—Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. This ASU amends various SEC paragraphs in the ASC to reflect changes made by the SEC in Final Rulemaking Release No. 33-9026, which was issued in April 2009 and amended SEC requirements in Regulation S-X and Regulation S-K and made changes to financial reporting requirements in response to the FASB’s issuance of Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (FASB ASC Topic 805), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (FASB ASC Topic 810). ASU 2010-21 is effective upon issuance. We adopted this update on its effective date. The update had no effect on our consolidated financial position, results of operations or cash flows. We previously adopted the guidance originally issued in SFAS 141(R) and SFAS 160 on January 1, 2009.

In August 2010, the FASB issued ASU 2010-22, Accounting for Various Topics—Technical Corrections to SEC Paragraphs. This update amends some of the SEC material in the ASC based on the June 2009 publication of Staff Accounting Bulletin (“SAB”) No. 112, which amended Topic 2, Topic 5, and Topic 6 in the SEC’s Staff Accounting Bulletin series. SAB 112 was issued to bring the SEC’s staff interpretative guidance into alignment with the changes in U.S. GAAP made in SFAS No. 141(R), Business Combinations (FASB ASC Topic 805), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (FASB ASC Topic 810). ASU 2010-22 is effective upon issuance. We adopted this update on its effective date. The update had no effect on our consolidated financial position, results of operations or cash flows.

In December 2010, the FASB has issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. ASC Topic 805, Business Combinations, requires a public entity involved in a merger or acquisition to disclose pro forma information of the combined entity for business combinations that occur in the current reporting period. This update clarifies the acquisition date that should be used for reporting the pro forma financial information disclosures in ASC Topic 805 when comparative financial statements are presented. The update requires the pro forma information for business combinations to be presented as if the business combination occurred at the beginning of the prior annual reporting period when calculating both the current reporting period and the prior reporting period pro forma financial information. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted the update as of January 1, 2011. We do not expect the update to have a material effect on our consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present financial statements.

NOTE   3 – Financial Condition and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company generated a net loss from its operations in 2010, the Company has a Accumulated Deficit, and a Stockholders’ Deficit.  These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieving future profitable operations.

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

At the adoption date of January 1, 2007, we had no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the year ended December 31, 2010.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of December 31, 2010, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2010 and 2009 federal return remains open to examination.

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

The provision (benefit) for income taxes for the year ended December 31, 2010 and 2009 consists of the following:

	2010	2009
Federal:
Current	$-	$-
Deferred	-	-
State:
Current	-	-
Deferred	-	-

	$-	$-

Net deferred tax assets consist of the following components as of December 31, 2010 and 2009:

	2010	2009

Deferred tax assets:
Accrued expenses	$4,714	$3,224
Operating Loss	34,804	25,804
Reserve for bad debts	837	670
Deferred tax liabilities:	-	-

Valuation allowance	(40,355)	(29,698)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 34% to pretax income from continuing operations of the years ended December 31, 2010 and 2009 due to the following:

	2010	2009

Book Income/(Loss)	$(10,734)	$(10,178)
Meals & Entertainment	77	72
NOL Carryover	-	-
Valuation allowance	(10,657)	(10,106)

Income Tax Expense	$-	$-

NOTE 5 – Notes Payable-Related Parties

The Company’s notes payable consists of the following:

	December
	2010	2009
Note payable, due to an individual, 10% interest, principle and interest due June 1, 2011(1)	$20,000	$20,000
Note payable, due to an individual, 10% interest, principle and interest due June 1, 2011(1)	20,000	20,000
Note payable, due to an individual, 10% interest, principle and interest due June 1, 2011	6,000	-
	46,000	40,000
Less current portion	(46,000)	(40,000)

	$-	$-

Future maturities of long-term debt are as follows:

Years Ending December 31:

2011                                                                                                                                                                                                                                                                                                                                                                                                       $46,000
(1)

The notes listed above both represent credit lines that allow the Company to borrow up to $25,000 on each note to pay the ongoing expenses of the company.  Both of these parties are greater than 20% owners of the Company.

NOTE 6 - Related Party Transactions

The Company has advanced the President $ 0 in 2010 and $2,788 in 2009.  This loan was non-interest bearing and due upon demand.  The Company recognized $3,000 of expense in 2010 and 2009 associated with this loan, which represented the value of the rent associated with the sole officers home office.  The President made principle payments to the Company totaling $ 0 and $232 in 2010 and 2009, respectively.  The Company owes the President $212 at December 31, 2010.

The President provided certain contract services for 2010 and was paid $6,293 for these services.

The Company accrued interest expense on the notes listed in Note 5 in the amount of $4,380 and $4,000 for the years ended December 31, 2010 and 2009, respectively.  The total interest owed at December 31, 2010 on the three notes amounts to $13,864.

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

During the year ended December 31, 2010, the Company has received a total of $1.000 under its stock offering, representing 4,000 shares of its common stock subscribed at $.25 per share.

The Company closed the offering as of July 24, 2010.

NOTE 8 – Subsequent Events

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no events to disclose.

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

Our management, including our sole executive and accounting officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, our management concluded that there are multiple material weaknesses in our internal control over financial reporting.  A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2010.

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

During the most recent quarter ended December 31, 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Business Experience
Our sole officer is Robert R. Deller.   As such, Mr. Deller is our President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary and Treasurer.  Mr. Deller is also our sole director.  Mr. Deller is 55 years old.

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

Item 11. Executive Compensation

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Stock Awards ($)	Total ($)
Robert R. Deller	2007 2008 2009	0 0 0	0 0 0	0 0 0
	2010	0	0	0

During 2010, we paid no salary to any officer or director of the Company.  The only amount paid to Mr. Deller was $6,293 and $2,804 for 2010 and 2009 for teaching certain lessons on the one contract the Company currently fulfills.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were principal shareholders of the Company’s common stock as of the dated of this Report.

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Robert R. Deller	500,000 Direct	29.83%
Common	Jeff W. Holmes	500,000 Direct	29.83%
Common	Ascendiant Capital	500,000 Direct	29.83%

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of December 31, 2010:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Robert R. Deller	500,000 Direct	29.83%

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

Item 14.  Principal Accounting Fees and Services

The Following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2010 and 2009:

	2010	2009
Fee Category
Tax Fees	$ -	$ -
Audit Fees	14,250	14,600
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$14,250	$14,600

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

Date: March 30, 2011

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert R. Deller
-----------------------------------------
Robert R. Deller, Director and
Principal Executive Officer
Principal Financial Officer

Date: March 30, 2011