Form 10-Q
period 2011-03-31
Thermal Tennis Inc.
filed 2011-05-16
CIK 1417028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 16, 2011 – 1,676,000 shares of common stock.

THERMAL TENNIS INC.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

THERMAL TENNIS INC.

BALANCE SHEETS
MARCH 31, 2011 AND DECEMBER 31, 2010

ASSETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS:
Cash	$2,575	$2,330
Accounts receivable, net	666	1,326
Prepaids	1,805	433

Total Current Assets	5,046	4,089

TOTAL ASSETS	$5,046	$4,089

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$17,615	$18,565
Accounts payable and accrued expenses-Related parties	15,278	14,076
Notes payable-Related parties-Current maturities	59,000	46,000

Total Current Liabilities	91,893	78,641

Total Liabilities	91,893	78,641

STOCKHOLDERS' DEFICIT:
Capital stock, $.001 par value; 50,000,000 shares authorized;
1,676,000 shares issued and outstanding
at March 31, 2011 and December 31, 2010, respectively	1,676	1,676
Additional paid-in capital	35,079	34,116
Accumulated deficit	(123,602)	(110,344)

Total Stockholders' Deficit	(86,847)	(74,552)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,046	$4,089
The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	March 31,	March 31,
	2011	2010
	(Unaudited)	(Unaudited)

SALES, Net of Returns, Allowances and Discounts	$10,143	$11,435

COST OF SALES	9,417	11,178

GROSS PROFIT	726	257

EXPENSES:
General and administrative expenses	12,570	8,788

TOTAL OPERATING EXPENSES	12,570	8,788

(LOSS) BEFORE OTHER (EXPENSE) AND INCOME TAXES	(11,844)	(8,531)

OTHER INCOME/(EXPENSE)
Interest income	-	1
Interest expense-Related parties	(1,414)	(986)

Total other income/(expense)	(1,414)	(985)

PROVISIONS FOR INCOME TAXES	-	-

NET LOSS	$(13,258)	$(9,516)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,676,000	1,675,000

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	March 31,	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,258)	$(9,516)
Adjustments to reconcile net loss to net cash used
in operating activities:
Contribution of rent expense by a related party	750	-
Changes in assets and liabilities:
Decrease in accounts receivable	660	835
(Increase) in prepaids	(1,372)	(1,294)
Increase in accounts payable and accrued expenses	465	7,172

Net cash provided (used) by operating activities	(12,755)	(2,803)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	13,000	-
Proceeds from the sale of common stock	-	1,000

Net cash provided by financing activities	13,000	1,000

Net increase/(decrease) in cash	245	(1,803)

CASH AT BEGINNING PERIOD	2,330	7,735

CASH AT END OF PERIOD	$2,575	$5,932

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$-

Cash paid for interest expense	$-	$-

NON-CASH TRANSACTION

Contribution of accrued interest by a related party	$213	$-
The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

CONDENSED NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - PRESENTATION

The balance sheets of the Company as of March 31, 2011 and December 31, 2010, the related statements of operations for the three months ended March 31, 2011 and 2010 and the statements of cash flows for the three months ended March 31, 2011 and 2010, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this set of financial statements should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's Form 10-K.

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

NOTE C - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company generated a net loss from its operations in 2010 and 2009.   Additionally, the revenue base of the Company is seasonal and the Company receives a majority of its revenues in the second and third quarters of the calendar year.  It also sustained operating losses in prior years and due to the current and prior year net operating losses, the Company currently has a deficit in its stockholders’ equity account.  These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieving future profitable operations.

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

NOTE D – NOTES PAYABLE

The Company’s notes payable consists of the following:

March 31, 2011
Note payable, due to an individual, 10% interest, principle and interest due June 1, 2011(1)(2)	$32,000
Note payable, due to an individual, 10% interest, principle and interest due June 1, 2011(1)	20,000
Note payable, due to an individual, 10% interest, principle and interest due June 1, 2011	7,000
59,000
Less current portion	(59,000)

$-

(1)	The notes listed above both represent credit lines that allow the Company to borrow up to $25,000 on each note to pay the ongoing expenses of the company.
(2)	The lender made the additional loan above the original terms and conditions of the note without amending the credit line.

NOTE E – RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on our financial statements, from those disclosed in the our Annual Report on Form 10-K for the year ended December 31, 2010.

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

At the adoption date of January 1, 2007, we had no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the three months ended March 31, 2011.

NOTE G – RELATED PARTY TRANSACTIONS

The Company recognized $750 of expense in the three months ended March 31, 2011, which represented the value of the rent associated with the sole officer’s home office.  This amount recognized plus the balance due to the officer at December 31, 2010 in the amount of $213 was contributed to additional paid-in capital for the quarter ended March 31, 2011.

NOTE H – SUBSEQUENT EVENT

The Company has evaluated subsequent events pursuant to ASC855 and has determined that there are no reportable subsequent events.

However, in April 2011 an officer of the Company made an additional loan to the Company in the amount of $9,000 to cover the costs of operations.

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

Plan of Operations

Our business is to develop tennis management programs, tennis training programs, sales of tennis equipment and general services related to tennis.  Thermal Tennis has devoted substantially all of their time and effort to organizational and financing matters during the last three years. Through the date hereof, we have not yet generated material service revenue during this period and we have realized a net loss from operations. We generated revenues during the three months ended March 31, 2011 in the amount of $10,143 versus $11,435 for the same prior period.  During the quarters ended March 31, 2011 and 2010, the Company had no revenues from commissions on the sale of the ball machines.  The Company’s net loss during the three months ended March 31, 2011 was $13,258 and for the three months ended March 31, 2010 the loss was $9,516.  The majority reason for the increase in the net loss was due to additional professional fees incurred in the first quarter of 2011.  Until additional clients are obtained, the Company expects that it will continue to generate operating losses.

The Company completed its’ S-1 offering in the summer of 2010.  The Company had expected the proceeds from the offering would have provided enough capital to sustain its losses until profitability could be obtained.  However, certain parties have lent a total of $59,000 to the Company.  The parties lent $13,000 in 2011, $6,000 in 2010, $10,000 in 2008 and $30,000 to the company during 2007, and additional funds will be needed to continue on its limited operations.  An additional $9,000 was lent to the Company in April 2011 and the Company expects it will have to continue to borrow money to sustain its operations in the next twelve months.  We do not anticipate the performance of any research and development during the next 12 months.

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

Financial Condition, Capital Resources and Liquidity

As of March 31, 2011, we had total cash assets of $2,575, which was derived from the loans made to the company totaling $59,000 and $44,000 from proceeds by selling stock subscriptions of its common stock under the S-1 offering. We had total assets of $5,046.  We had total current liabilities of $91,893 and working deficit and stockholders' deficit of $86,847 as of March 31, 2011.  Deficits accumulated during the history of the company have totaled $123,602.  Our financial statements are presented on the basis that Thermal Tennis is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent accountants have noted that the Company has accumulated losses from operations and has the need to raises additional financing in order to satisfy its vendors and other creditors and execute its business plan.  These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive tennis services that meet customers' changing requirements. Should Thermal Tennis' efforts to raise additional capital through equity and/or debt financing fail, Robert Deller, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit Thermal Tennis to continue as a going concern.

At March 31, 2011 the Company has been generating revenues from operations that began in early 2009 and was still seeking capital through a stock offering or the obtaining of additional debt in order to continue its operations. The contract the Company has obtained is seasonal and it receives a majority of the revenues and earnings in the second and third quarters of the calendar year.  The Company does not know if the revenues under this contract will provide sufficient earnings to cover the cost of its operations.  During 2011, this contract contributed $726 to its overhead.  The Company expects this gross margin from operations will increase, but it expects the gross revenues will not be sufficient to cover all of its current operations.  The Company will have to obtain additional contracts to become profitable.  At March 31, 2011 and through the date of this filing, the Company has yet to obtain any other commitments for additional funding.  As of the date hereof, the Company has received a total of $44,000 of stock subscriptions under its completed stock offering and $59,000 through borrowings.  The Company expects it will have to borrow additional monies to provide enough working capital to continue its operations during the next twelve months and to execute its business plan.   In the quarter ended March 31, 2011, the Company received $13,000 from borrowings.  In the year ended December 31, 2010 the Company received $6,000 from borrowings and in December 31, 2008, the Company received $10,000 in proceeds from debt and $30,000 in 2007.  The Company has borrowed an additional $9,000 in April 2011.  The Company expects it will have to borrow additional funds against its credit lines to sustain operations to continue its current operations.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

THERMAL TENNIS INC.

Date:	May 16, 2011	By:	/s/Robert R. Deller
Robert R. Deller, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director