Form 10-Q
period 2011-06-30
Thermal Tennis Inc.
filed 2011-08-15
CIK 1417028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  August 10, 2011 – 1,676,000 shares of common stock.

THERMAL TENNIS INC.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

THERMAL TENNIS INC.

CONDENSED BALANCE SHEETS
JUNE 30, 2011 AND DECEMBER 31, 2010

ASSETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS:
Cash	$5,243	$2,330
Accounts receivable, net	3,434	1,326
Prepaids	1,355	433

Total Current Assets	10,032	4,089

TOTAL ASSETS	$10,032	$4,089

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,897	$18,565
Accounts payable and accrued expenses-Related parties	16,914	14,076
Notes payable-Related parties	68,000	46,000

Total Current Liabilities	97,811	78,641

Total Liabilities	97,811	78,641

STOCKHOLDERS' DEFICIT:
Capital stock, $.001 par value; 50,000,000 shares authorized;
1,676,000 shares issued and outstanding
at June 30, 2011 and December 31, 2010, respectively	1,676	1,676
Additional paid-in capital	35,829	34,116
Accumulated deficit	(125,284)	(110,344)

Total Stockholders' Deficit	(87,779)	(74,552)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,032	$4,089

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
AND THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

SALES, Net of Returns, Allowances and Discounts	$52,053	$45,802	$41,910	$34,367

COST OF SALES	43,933	42,436	34,516	31,258

GROSS PROFIT	8,120	3,366	7,394	3,109

EXPENSES:
General and administrative expenses	20,010	18,480	7,440	9,692

TOTAL OPERATING EXPENSES	20,010	18,480	7,440	9,692

(LOSS) BEFORE OTHER (EXPENSE) AND INCOME TAXES	(11,890)	(15,114)	(46)	(6,583)

OTHER INCOME/(EXPENSE)
Interest income	-	1	-	-
Interest expense	(3,050)	(2,061)	(1,636)	(1,075)

Total other income/(expense)	(3,050)	(2,060)	(1,636)	(1,075)

(LOSS) BEFORE INCOME TAXES	(14,940)	(17,174)	(1,682)	(7,658)

PROVISIONS FOR INCOME TAXES	-	-	-	-

NET LOSS	$(14,940)	$(17,174)	$(1,682)	$(7,658)

(LOSS) PER SHARE-FULLY DILUTED	$(0.01)	$(0.01)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,676,000	1,675,503	1,676,000	1,676,000

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,940)	$(17,174)
Adjustments to reconcile net loss to net cash used
in operating activities:
Contribution of rent expense by a related party	$1,500	-
Changes in assets and liabilities:
(Increase) in accounts receivable	(2,108)	(956)
(Increase) in prepaid insurance	(922)	(853)
Decrease in due from officer	-	1,500
Increase in accrued expenses-Related parties	2,838	2,061
Increase/(decrease) in accounts payable and accrued expenses	(5,455)	5,104

Net cash (used) by operating activities	(19,087)	(10,318)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	22,000	6,000
Proceeds from the sale of common stock	-	1,000

Net cash provided by financing activities	22,000	7,000

Net increase/(decrease) in cash	2,913	(3,318)

CASH AT BEGINNING PERIOD	2,330	7,735

CASH AT END OF PERIOD	$5,243	$4,417

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$-

Cash paid for interest expense	$-	$-

NON-CASH TRANSACTION-OPERATING ACTIVITIES

Contribution of accrued interest by; a related party	$212	$-

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

CONDENSED NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - PRESENTATION

The balance sheets of the Company as of June 30, 2011 and December 31, 2010, the related statements of operations for the six months and three months ended June 30, 2011 and 2010 and the statements of cash flows for the six months and three months ended June 30, 2011 and 2010, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended June 30, 2011 and 2010 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this set of financial statements should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's Form 10-K.

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

NOTE C - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company generated a net loss from its operations in 2010 and 2009.  Additionally, the revenue base of the Company is seasonal and the Company receives a majority of its revenues in the second and third quarters of the Calendar year.  It also sustained operating losses in prior years. Additionally, due to the current and prior year net operating loss, the Company currently has a deficit in its stockholders’ equity account.  These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieving future profitable operations.

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

NOTE D – NOTES PAYABLE-RELATED PARTIES

The Company’s related party notes payable, all due currently, consists of the following:

June 30,2011
Note payable, 10% interest, principle and interest due June 1, 2012	$16,000

Note payable, 10% interest, principle and interest due June 1, 2012(1)(2)	32,000

Note payable, 10% interest, principle and interest due June 1, 2012(1)	20,000

$68,000

(1)	The notes listed above represent credit lines that allow the Company to borrow up to $25,000 on each note to pay the ongoing expenses of the company.
(2)	The lender made the additional loan above the original terms and conditions of the note without amending the credit line.

NOTE E – RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on our financial statements, from those disclosed in the our Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE F – INCOME TAXES

Effective January 1, 2007, we adopted the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes). ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740-10 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The application of income tax law is inherently complex. Laws and regulation in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding the income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in the subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of income.

At the adoption date of January 1, 2007, we had no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the three months ended June 30, 2011.

NOTE G – RELATED PARTY TRANSACTIONS

The Company recognized $750 of expense in the three months ended June 30, 2011, which represented the value of the rent associated with the sole officer’s home office.  This amount recognized in the second quarter in the amount of $750 was contributed to additional paid-in capital for the quarter ended June 30, 2011 and $750 for the first quarter.  An amount of $212 in accounts payable to the president, was contributed to additional paid-in capital for the quarter ended March 31, 2011.

The President of the Company loaned in the quarter ended June 30, 2011, as described in Note D under notes payable-related parties, $9,000 that is due January 1, 2012 with interest at 10%.

The President of the Company loaned in the quarter ended March 31, 2011, as described in Note D under notes payable-related parties, $7,000 that is due January 1, 2012 with interest at 10%.

NOTE H – SUBSEQUENT EVENT

In July 2011 an officer of the Company made an additional loan to the Company in the amount of $4,000 to cover the costs of operations.

The Company has evaluated subsequent events pursuant to ASC 855 and has determined that there are no other reportable subsequent events.

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

Plan of Operations

Our business is to develop tennis management programs, tennis training programs, sales of tennis equipment and general services related to tennis.  Thermal Tennis has devoted substantially all of their time and effort to organizational and financing matters during the last three years. Through the date hereof, we have not yet generated material service revenue during this period and we have realized a net loss from operations. We generated revenues during the three months ended June 30, 2011 in the amount of $41,910 versus $34,367 generated during the three months ended June 30, 2010.  This was an increase of $7,543 for the quarter.  We generated revenues for the six months ended June 30, 2011 of $52,053 versus $45,802 for the six months ended June 30, 2010.  During the quarters and six months ended June 30, 2011 and 2010, the Company had no revenues from commissions on the sale of the ball machines.  The Company’s net loss during the three months ended June 30, 2011 was $1,683 and for the three months ended June 30, 2010 the loss was $7,658.  Therefore, the Company due to an increase in revenues for the six months ended June 30, 2011 has reduced the loss for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, in the amount of $2,234.  Until additional clients are obtained, the Company expects that it will continue to generate operating losses.

The Company completed its’ S-1 offering in the summer of 2010.  The Company had expected the proceeds from the offering would have provided enough capital to sustain its losses until profitability could be obtained.  However, certain parties have lent a total of $68,000 to the Company.  The parties lent $22,000 in 2011, $6,000 in 2010, $10,000 in 2008 and $30,000 to the company during 2007, and additional funds will be needed to continue on its limited operations.  An additional $4,000 was lent to the Company in July 2011 and the Company expects it will have to continue to borrow money to sustain its operations in the next twelve months.  We do not anticipate the performance of any research and development during the next 12 months.

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

Financial Condition, Capital Resources and Liquidity

As of June 30, 2011, we had total cash assets of $5,243, which was derived primarily from the loans made to the company totaling $68,000 and $44,000, from proceeds by selling stock subscriptions of its common stock under the S-1 offering and from revenues generated by the operations of the company. We had total assets of $10,032.  We had total current liabilities of $97,811 and working deficit and stockholders' deficit of $87,779 as of June 30, 2011.  Deficits accumulated during the history of the company have totaled $125,284.  Our financial statements are presented on the basis that Thermal Tennis is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent accountants have noted that the Company has accumulated losses from operations and has the need to raises additional financing in order to satisfy its vendors and other creditors and execute its business plan.  These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive tennis services that meet customers' changing requirements. Should Thermal Tennis' efforts to raise additional capital through equity and/or debt financing fail, Robert Deller, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit Thermal Tennis to continue as a going concern.

At June 30, 2011 the Company has been generating revenues from operations that began in early 2009 and was still seeking capital through a stock offering or the obtaining of additional debt in order to continue its operations. The contract the Company has obtained is seasonal and it receives a majority of the revenues and earnings in the second and third quarters of the calendar year.  The Company does not know if the revenues under this contract will provide sufficient earnings to cover the cost of its operations.  During 2011, this contract contributed $8,120 to its overhead.  The Company expects this gross margin from operations will increase, but it expects the gross revenues will not be sufficient to cover all of its current operations.  The Company will have to obtain additional contracts to become profitable.  At June 30, 2011 and through the date of this filing, the Company has yet to obtain any other commitments for additional funding.  As of the date hereof, the Company has received a total of $44,000 of stock subscriptions under its completed stock offering and $68,000 through borrowings.  The Company expects it will have to borrow additional monies to provide enough working capital to continue its operations during the next twelve months and to execute its business plan.   In the quarter ended June 30, 2011, the Company received $9,000 from borrowings and for the six months ended the Company has received a total of $22,000 from borrowings.  In the year ended December 31, 2010 the Company received $6,000 from borrowings and in December 31, 2008, the Company received $10,000 in proceeds from debt and $30,000 in 2007.  The Company has borrowed an additional $4,000 in July 2011.  The Company expects it will have to borrow additional funds against its credit lines to sustain operations to continue its current operations.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31 32
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of Robert R. Deller.

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Robert R. Deller.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

THERMAL TENNIS INC.

/s/ Robert R. Deller
_____________________________________________
Robert R. Deller
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

Date:  August 15, 2011