Form 10-Q/A
period 2011-06-30
Thermal Tennis Inc.
filed 2011-09-15
CIK 1417028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q/A
(Amendment No. 3)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 3 to the Quarterly Report of Thermal Tennis Inc. (the “Company”) on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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