Form 10-Q
period 2011-09-30
Thermal Tennis Inc.
filed 2011-11-14
CIK 1417028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 9, 2011 – 1,676,000 shares of common stock.

THERMAL TENNIS INC.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

THERMAL TENNIS INC.

CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

ASSETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS:
Cash	$5,982	$2,330
Accounts receivable, net	4,025	1,326
Prepaids	900	433

Total Current Assets	10,907	4,089

TOTAL ASSETS	$10,907	$4,089

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$15,595	$18,565
Accounts payable and accrued expenses-Related parties	18,722	14,076
Notes payable-Related parties	72,000	46,000

Total Current Liabilities	106,317	78,641

Total Liabilities	106,317	78,641

STOCKHOLDERS' DEFICIT:
Capital stock, $.001 par value; 50,000,000 shares authorized;
1,676,000 shares issued and outstanding
at September 30, 2011 and December 31, 2010, respectively	1,676	1,676
Additional paid-in capital	36,579	34,116
Accumulated deficit	(133,665)	(110,344)

Total Stockholders' Deficit	(95,410)	(74,552)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,907	$4,089

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
AND THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

SALES, Net of Returns, Allowances and Discounts	$92,264	$78,392	$40,211	$32,590

COST OF SALES	80,001	71,037	36,068	28,601

GROSS PROFIT	12,263	7,355	4,143	3,989

EXPENSES:
General and administrative expenses	30,726	24,628	10,716	6,148

TOTAL OPERATING EXPENSES	30,726	24,628	10,716	6,148

(LOSS) BEFORE OTHER INCOME/(EXPENSE) AND INCOME TAXES	(18,463)	(17,273)	(6,573)	(2,159)

OTHER INCOME/(EXPENSE)
Interest income	-	1	-	-
Interest expense	(4,858)	(3,220)	(1,808)	(1,159)

Total other income/(expense)	(4,858)	(3,219)	(1,808)	(1,159)

(LOSS) BEFORE INCOME TAXES	(23,321)	(20,492)	(8,381)	(3,318)

PROVISIONS FOR INCOME TAXES	-	-	-	-

NET LOSS	$(23,321)	$(20,492)	$(8,381)	$(3,318)

(LOSS) PER SHARE-FULLY DILUTED	$(0.01)	$(0.01)	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,676,000	1,675,670	1,676,000	1,676,000

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,321)	$(20,492)
Adjustments to reconcile net loss to net cash used
in operating activities:
Contribution of rent expense by a related party	2,250	-
Changes in assets and liabilities:
(Increase) in accounts receivable	(2,699)	(2,666)
(Increase) in prepaid insurance	(467)	(410)
Decrease in due from officer	-	2,250
Increase in accrued expenses-Related parties	4,646	-
(Decrease)/Increase in accounts payable and accrued expenses	(2,757)	9,227

Net cash (used) by operating activities	(22,348)	(12,091)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable-Related parties	26,000	6,000
Proceeds from the sale of common stock	-	1,000

Net cash provided by financing activities	26,000	7,000

Net increase/(decrease) in cash	3,652	(5,091)

CASH AT BEGINNING PERIOD	2,330	7,735

CASH AT END OF PERIOD	$5,982	$2,644

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$-

Cash paid for interest expense	$-	$-

NON-CASH TRANSACTION-OPERATING ACTIVITIES

Contribution of accrued interest by a related party	$212	$-

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

CONDENSED NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - PRESENTATION

The balance sheets of the Company as of September 30, 2011 and December 31, 2010, the related statements of operations for the nine months and three months ended September 30, 2011 and 2010 and the statements of cash flows for the nine months ended September 30, 2011 and 2010, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended September 30, 2011 and 2010 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this set of financial statements should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2010.

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

NOTE D – NOTES PAYABLE-RELATED PARTIES

The Company’s related party notes payable, all due currently, consists of the following:

September 30, 2011
Note payable, 10% interest, principle and interest due June 1, 2012	$20,000

Note payable, 10% interest, principle and interest due June 1, 2012(1)(2)	32,000

Note payable, 10% interest, principle and interest due June 1, 2012(1)	20,000

$72,000

(1)	The notes listed above represent credit lines that allow the Company to borrow up to $25,000 on each note to pay the ongoing expenses of the company.
(2)	The lender made the additional loan above the original terms and conditions of the note without amending the credit line.

NOTE E – RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement to simplify how an entity tests goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under previous guidance an entity was required to test goodwill for impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value was less than its carrying amount, then the second step of the test was performed to measure the amount of the impairment loss. Under the new accounting pronouncement an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The pronouncement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on Thermal’s financial statements.

In June 2011, the FASB issued an accounting pronouncement that requires all non-owner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The pronouncement should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on Thermal’s financial statements.

In May 2011, the FASB issued an accounting pronouncement which amends the fair value measurement and disclosure requirements to achieve common disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The accounting pronouncement requires certain disclosures about transfers between level 1 and level 2 of the fair value hierarchy, sensitivity of fair value measurements categorized within Level 3 of the fair value hierarchy, and categorization by level of items that are reported at cost but are required to be disclosed at fair value. The disclosures are to be applied prospectively effective in the first interim and annual periods beginning after December 15, 2011. The adoption of this pronouncement is not expected to have a material impact on Thermal’s financial statements.

In April 2011, the FASB issued an accounting pronouncement which clarifies when a loan modification or restructuring is considered a troubled debt restructuring. The new pronouncement also requires new disclosures relating to troubled debt restructurings (“TDRs”). The guidance is effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly-considered impaired receivables an entity should apply the guidance prospectively. The adoption of this pronouncement did not have a material impact on Thermal’s financial condition and results of operations.

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

At the adoption date of January 1, 2007, we had no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the three months ended September 30, 2011.

NOTE G – RELATED PARTY TRANSACTIONS

The Company recognized $750 of expense in the three months ended September 30, 2011, which represented the value of the rent associated with the sole officer’s home office.  This amount recognized in the third quarter in the amount of $750 was contributed to additional paid-in capital for the quarter ended September 30, 2011 and $1,500 for the first and second quarters.  An amount of $212 in accounts payable to the president, was contributed to additional paid-in capital for the quarter ended March 31, 2011.

The President of the Company loaned in the quarter ended September 30, 2011, as described in Note D under notes payable-related parties, $4,000 that is due June 1, 2012 with interest at 10%.

The President of the Company loaned in the quarter ended June 30, 2011, as described in Note D under notes payable-related parties, $9,000 that is due June 1, 2012 with interest at 10%.

The President of the Company loaned in the quarter ended March 31, 2011, as described in Note D under notes payable-related parties, $1,000 that is due June 1, 2012 with interest at 10%.

A major shareholder of the Company loaned in the quarter ended March 31, 2011, as described in Note D under notes payable-related parties, $12,000 that is due June 1, 2012 with interest at 10%.

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

Plan of Operations

Our business is to develop tennis management programs, tennis training programs, sales of tennis equipment and general services related to tennis.  Thermal Tennis has devoted substantially all of their time and effort to organizational and financing matters during the last three years. Through the date hereof, we have not yet generated material service revenue during this period and we have realized a net loss from operations. We generated revenues during the three months ended September 30, 2011 in the amount of $40,211 versus $32,590 generated during the three months ended September 30, 2010.  This was an increase of $7,621 for the quarter.  We generated revenues for the nine months ended September 30, 2011 of $92,264 versus $78,392 for the nine months ended September 30, 2010.  During the quarters and nine months ended September 30, 2011 and 2010, the Company had no revenues from commissions on the sale of the ball machines.  The Company’s net loss during the three months ended September 30, 2011 was $8,381 and for the three months ended September 30, 2010 the loss was $3,318.  Even though the gross revenues increased, the net loss increased by $5,063.  The major reason of the increase in the loss was due to an increase in the administrative expenses for the change to the new reporting system for reporting entities and other professional fees related to the new system.  Additionally, the Company has paid additional professional fees to list its securities for trading on the bulletin board.  Until additional clients are obtained, the Company expects that it will continue to generate operating losses.

The Company completed its’ S-1 offering in the summer of 2010.  The Company had expected the proceeds from the offering would have provided enough capital to sustain its losses until profitability could be obtained.  However, certain parties have lent a total of $72,000 to the Company.  The parties lent $26,000 in 2011, $6,000 in 2010, $10,000 in 2008 and $30,000 to the company during 2007, and additional funds will be needed to continue on its limited operations.  The Company expects it will have to continue to borrow money to sustain its operations in the next twelve months.  We do not anticipate the performance of any research and development during the next 12 months.

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

Financial Condition, Capital Resources and Liquidity

As of September 30, 2011, we had total cash assets of $5,982, which were derived primarily from the loans made to the company totaling $72,000 and $44,000, from proceeds by selling stock subscriptions of its common stock under the S-1 offering and from revenues generated by the operations of the company. We had total assets of $10,907.  We had total current liabilities of $106,317 and working deficit and stockholders' deficit of $95,410 as of September 30, 2011.  Deficits accumulated during the history of the company have totaled $133,665.  Our financial statements are presented on the basis that Thermal Tennis is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent accountants have noted that the Company has accumulated losses from operations and has the need to raises additional financing in order to satisfy its vendors and other creditors and execute its business plan.  These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive tennis services that meet customers' changing requirements. Should Thermal Tennis' efforts to raise additional capital through equity and/or debt financing fail, Robert Deller, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit Thermal Tennis to continue as a going concern.

At September 30, 2011 the Company has been generating revenues from operations that began in early 2009 and was still seeking capital through a stock offering or the obtaining of additional debt in order to continue its operations. The contract the Company has obtained is seasonal and it receives a majority of the revenues and earnings in the second and third quarters of the calendar year.  The Company does not know if the revenues under this contract will provide sufficient earnings to cover the cost of its operations.  During 2011, this contract contributed $12,263 to its overhead.  The Company expects this gross margin from operations will increase, but it expects the gross revenues will not be sufficient to cover all of its current operations.  The Company will have to obtain additional contracts to become profitable.  At September 30, 2011 and through the date of this filing, the Company has yet to obtain any other commitments for additional funding.  As of the date hereof, the Company has received a total of $44,000 of stock subscriptions under its completed stock offering and $72,000 through borrowings.  The Company expects it will have to borrow additional monies to provide enough working capital to continue its operations during the next twelve months and to execute its business plan.   In the quarter ended September 30, 2011, the Company received $4,000 from borrowings and for the nine months ended the Company has received a total of $26,000 from borrowings.  In the year ended December 31, 2010 the Company received $6,000 from borrowings and in December 31, 2008, the Company received $10,000 in proceeds from debt and $30,000 in 2007.  The Company expects it will have to borrow additional funds against its credit lines to sustain operations to continue its current operations.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

31 32 101
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

Date:  November 14, 2011