Form 10-K
period 2011-12-31
Thermal Tennis Inc.
filed 2012-03-26
CIK 1417028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

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

Large accelerated filer [ ]      Accelerated Filer [ ]       Non-accelerated filer  [ ]      Smaller reporting company[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

March 25, 2012 - $44,000. There are 176,000 shares of common stock of the registrant held by non-affiliates. Because there has been no “established public market” for the registrant’s common stock during the past five years, the registrant has valued these shares at $0.25 per share, the offering price of its registered offering.

As of March 25, 2012, the Company had outstanding 1,676,000 shares of Common Stock, $0.001 par value.

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

PART I

Item 1. Business

Business

Thermal Tennis Inc. (“Thermal”) is committed to the growth of tennis. Thermal believes that tennis is a lifetime sport and that one's life is enhanced by participation in the game.  Many facilities, both public and private are underutilized, poorly managed, and not marketed to the tennis community.  Thermal Tennis Inc. believes there is a very good opportunity to generate and greatly improve revenues, and create hassle free tennis management for property owners at their existing facility.  Tennis has seen excellent growth as numbers established by the USTA and TIA.

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

The Company has limited history due to a lapse in revenue from 2001 to 2003 and from 2006 to early 2009.  The Company was resurrected with full time management and emphasis on new growth. Mr. Deller, the sole officer of the Company, has over 30 years experience in the tennis community and is a respected member of the national tennis community as a player and a program developer.

The Company obtained its first new contract in 2009.  The contract is with a club that it managed the tennis program for in the past.  During the last three years of the contract, it has produced $106,396, $92,526 and $98,353 in gross revenues.  The gross profit has been minimal in all three years, but the Company expects it will improve as it refines the programs offered and increases memberships, lessons, clinics and tournaments.

The Company has bid on seasonal facilities beginning each summer that produce over $45,000 of gross revenues on each contract.

Mr. Deller is still developing his tennis training management system concept that he will try to sell to clubs located in the eight western states.

Principal Products or Services and their Markets

Thermal is in negotiations to run additional tennis facilities at several sites in Northern Nevada and Lake Tahoe. The company has strong ties to the University of Nevada's tennis program and has been employing University tennis team athletes for summer programs and other functions under its contract in the past few years. Employees are trained by Thermal president, Bob Deller, in a standardized, proven system. Several models exist in the tennis industry including Nike Tennis Camps and Peter Burwash International (PBI). Thermal is also attempting to develop a Northern Nevada Training Academy at a local facility, much like the Bolletierri Academy (recently purchased by IMG) in Bradenton, Florida.

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

During the fiscal year ended December 31, 2011, we did not provide to our shareholders any annual report, proxy statement or information statement nor do we have any plans at the present time to provide any such report or reports to our shareholders.

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

We have very limited cash resources and will need to raise additional capital in the immediate future through public or private financings or other arrangements in order to continue operations. If we are unable to do so, our business will fail. Even assuming no increase in our cash utilization rate from recent months, management estimates that our cash balance as of December 31, 2011 will be sufficient to fund planned expenditures only for a limited period of time, although the actual level of expenditures cannot be predicted with certainty and it is possible that our cash balance may be exhausted sooner than currently anticipated. There can be no assurance that additional capital will be available to us when needed, if at all, or, if available, will be obtained on terms attractive to us.

Our financing arrangements contain, and, if we succeed in closing future financings, those future financings will likely contain, terms which place substantial restrictions on our ability to raise additional funds, such as anti-dilution protection in the event of subsequent financings. We had negative cash flow from operations for the twelve months ended December 31, 2011 of $34,480, and we expect to continue to incur substantial negative cash flow from operations for the foreseeable future. We may be required to expend greater than anticipated funds if unforeseen difficulties arise in the course of completing the development, approval and marketing of our products. Even if we raise capital in the near term, our future cash needs may, at a minimum, cause us to delay, scale back or eliminate some or all of our programs, to limit the marketing of our programs.  Our failure to raise capital when needed would likely cause us to cease our operations.

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

N/A

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

Item 4. Mine Safety Disclosures.

N/A

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

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

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

Plan of Operations

We propose to develop tennis management programs, tennis training programs, sales of tennis equipment and general services related to tennis.  Thermal Tennis has devoted substantially all of their time and effort to organizational and financing matters during the last two years. Through the date hereof, we have not generated significant revenues during this period and we have realized a net loss from operations. We generated revenues in 2011 of $106,396 versus $92,526 for the year ended December 31, 2010.  The Company had no revenues from commissions on the sale of the ball machines.  The Company’s net loss during the years ended December 31, 2011 and 2010 were $36,440 and $31,571.  Until additional clients are obtained, the Company expects that it will continue to generate operating losses.

The cost of sales for 2011 was $98,007 versus $86,312 for 2010.  The gross profit was $8,389 for 2011 versus $6,214 for 2010.  The current operations provided minimal cash flows to cover its general and administrative expenses.  Therefore, even though gross revenues increased the gross profit is far below the levels to cover the general administration of the company.

General and administrative expenses for the years ended December 31, 2011 and 2010 were $38,110 and $33,406, respectively.  The major increase in the general and administrative expenses were due to additional costs related to the change in reporting requirements and professional fees incurred in the attempt to list the company’s securities onto the OTC Markets.  We filed an S-1 during 2008 and it became effective July 24, 2008.  We expected that these offering proceeds would have satisfied our cash requirements for at least a year and that it would not have been necessary, during that period, to raise additional funds to meet the expenditures required for operating our business. However, certain parties have lent $38,000 in 2011, $6,000 in 2010, $10,000 during 2008 and $30,000 to the company during 2007 and additional funds will be needed to continue on its limited operations.  We do not anticipate the performance of any research and development during the next 12 months.

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

Financial Condition, Capital Resources and Liquidity

As of December 31, 2011, we had total cash assets of $5,850, which was derived from operations, the loans made to the company and proceeds from the offering. We had total current liabilities of $103,209 and working capital deficit of $95,780, and a stockholders' deficit of $107,780 as of December 31, 2011.  Deficits accumulated during the history of the company have totaled $146,784.  Our financial statements are presented on the basis that Thermal Tennis is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent accountants have noted that the Company has accumulated losses from operations and has the need to raise additional financing in order to satisfy its vendors and other creditors and execute its business plan.  These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive tennis services that meet customers' changing requirements. Should Thermal Tennis' efforts to raise additional capital through equity and/or debt financing fail, Robert Deller, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit Thermal Tennis to continue as a going concern.

At December 31, 2011 the Company had minimal operations and was still seeking capital through a stock offering or the obtaining of additional debt in order to continue current operations. At December 31, 2011 and through the date of this filing, the Company has yet to obtain any other commitments for additional funding.  In the year ended December 31, 2011 the Company received $38,000 in proceeds from debt, during the year ended December 31, 2010 the Company received $6,000 in proceeds from debt, during the year ended December 31, 2008, the Company received $10,000 in proceeds from debt.  The Company received $1,000 in 2010, $23,250 in 2009 and $19,750 in 2008 in gross proceeds from the sale of its common stock.  The Company expects it will have to borrow additional funds against its credit lines to sustain operations until the offering of its securities is completed.

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

 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 8. Financial Statements and Supplementary Data.

Thermal Tennis Inc.

Financial Statements as of December 31, 2011 and 2010
and for the years ended December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Thermal Tennis, Inc.
Reno, Nevada

We have audited the accompanying balance sheets of Thermal Tennis, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thermal Tennis, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, and its total liabilities exceed its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
March 26, 2012

THERMAL TENNIS INC.

BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

ASSETS

	2011	2010
CURRENT ASSETS:
Cash	$5,850	$2,330
Accounts receivable, net	1,134	1,326
Prepaids	445	433

Total Current Assets	7,429	4,089

TOTAL ASSETS	$7,429	$4,089

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,679	$18,565
Accounts payable and accrued expenses-Related parties	20,530	14,076
Notes payable-Related Parties-Current maturities	72,000	46,000

Total Current Liabilities	103,209	78,641

LONG-TERM LIABILITIES:
Note payable	12,000	-

Total Liabilities	115,209	78,641

STOCKHOLDERS' DEFICIT:
Capital stock, $.001 par value; 50,000,000 shares authorized;
1,676,000 shares issued and outstanding
at December 31, 2011 and 2010, respectively	1,676	1,676
Additional paid-in capital	37,328	34,116
Accumulated deficit	(146,784)	(110,344)

Total Stockholders' Deficit	(107,780)	(74,552)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,429	$4,089

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

SALES, Net of Returns, Allowances and Discounts	$106,396	$92,526

COST OF SALES	98,007	86,312

GROSS PROFIT	8,389	6,214

EXPENSES:
General and administrative expenses	38,110	33,406

TOTAL OPERATING EXPENSES	38,110	33,406

LOSS BEFORE OTHER INCOME/(EXPENSE) AND INCOME TAXES	(29,721)	(27,192)

OTHER INCOME/(EXPENSE)
Interest income	-	1
Interest expense	(53)	-
Interest expense-Related parties	(6,666)	(4,380)

Total other income/(expense)	(6,719)	(4,379)

LOSS BEFORE INCOME TAXES	(36,440)	(31,571)

PROVISIONS FOR INCOME TAXES	-	-

NET LOSS	$(36,440)	$(31,571)

BASIC LOSS PER SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,676,000	1,675,753

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

			Additional
	Capital Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2009	1,672,000	$1,672	$33,120	$(78,773)	$(43,981)

Common stock issued for cash	4,000	4	996	-	1,000

Net loss for the year ended December 31, 2010	-	-	-	(31,571)	(31,571)

BALANCE, December 31, 2010	1,676,000	1,676	34,116	(110,344)	(74,552)

Contribution of rent expense and accrued interest	-	-	3,212	-	3,212

Net loss for the year ended December 31, 2011	-	-	-	(36,440)	(36,440)

BALANCE, December 31, 2011	1,676,000	$1,676	$37,328	$(146,784)	$(107,780)

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,440)	$(31,571)
Adjustments to reconcile net loss to net cash (used)/provided in operating activities:
Contribution of rent expense by a related party	3,000	-
Changes in assets and liabilities:
(Increase) in accounts receivable	194	(378)
Decrease in due from officer	-	2,788
(Increase) decrease in prepaids	(12)	35
Increase in accrued expenses-Related parties	6,665
Increase (decrease) in accounts payable and accrued expenses	(7,887)	16,721

Net cash (used) by operating activities	(34,480)	(12,405)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	1,000
Increase in notes payable	12,000	-
Increase in notes payable-Related parties	26,000	6,000

Net cash provided by financing activities	38,000	7,000

Net (decrease) in cash	3,520	(5,405)

CASH AT BEGINNING PERIOD	2,330	7,735

CASH AT END OF PERIOD	$5,850	$2,330

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$-

Cash paid for interest expense	$-	$-

NON-CASH TRANSACTION-OPERATING ACTIVITIES:

Contribution of accrued interest by a related party	$212	$-

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The Company reserved $1,710 and $2,463 as a bad debt reserve for the years ended December 31, 2011 and 2010, respectively.

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

The fair value of the Company’s debt as of December 31, 2011 and 2010, approximated fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of December 31, 2011 and 2010 because of the relative short term nature of these instruments. At December 31, 2011 and 2010, the fair value of the Company’s debt approximates carrying value.

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

On January 1, 2007, the Company adopted ASC 740-10 (formerly known as FIN No. 48, Accounting for Uncertainty in Income Taxes). ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740-10, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.

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

For the period ended December 31, 2011 and 2010, there were no dilutive securities that would have had an anti-dilutive effect and all the shares outstanding were included in the calculation of diluted net income per common share.

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

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact our financial position or results of operations.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present financial statements.

NOTE   3 – Financial Condition and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company generated a net loss from its operations in 2011, the Company has a Accumulated Deficit, and a Stockholders’ Deficit.  These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieving future profitable operations.

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

At the adoption date of January 1, 2007, we had no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the year ended December 31, 2011.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of December 31, 2011, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2008-2011 federal returns remain open to examination.

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

The provision (benefit) for income taxes for the year ended December 31, 2011 and 2010 consists of the following:

	2011	2010
Federal:
Current	$-	$-
Deferred	-	-

State:
Current	-	-
Deferred	-	-

	$-	$-

Net deferred tax assets consist of the following components as of December 31, 2011 and 2010:

	2011	2010

Deferred tax assets:
Accrued expenses	$6,980	$4,714
Operating Loss	46,840	34,804
Reserve for bad debts	581	837
Deferred tax liabilities:	-	-

Valuation allowance	(51,401)	(40,355)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 34% to pretax income from continuing operations of the years ended December 31, 2011 and 2010 due to the following:

	2011	2010

Book (Loss)	$(12,390)	$(10,734)
Related party accrual	2,267	-
Meals & Entertainment	-	77
Allowance for doubtful accounts	(256)	-
Valuation allowance	(10,379)	(10,657)

Income Tax Expense	$-	$-

NOTE 5 – Note Payable

The Company’s notes payable consists of the following:

	December 31,
	2011	2010
Note payable, due to an individual, 10% interest, principle and interest due January 1, 2013	$12,000	$-
	12,000	-
Less current portion	(-)	(-)

	$12,000	$-

Future maturities of long-term debt are as follows:

Years Ending December 31:

2012	$-
2013	12,000
$12,000

NOTE 6 – Notes Payable-Related Parties

The Company’s notes payable consists of the following:

	December 31,
	2011	2010
Note payable, due to an individual, 10% interest, principle and interest due June 1, 2012(1)	$20,000	$20,000
Notes payable, due to an individual, 10% interest, principle and interest due June 1, 2012(1)(2)	32,000	20,000
Notes payable, due to an individual, 10% interest, principle and interest due June 1, 2012	20,000	6,000
	72,000	46,000
Less current portion	(72,000)	(46,000)

	$-	$-

Future maturities of long-term debt are as follows:

Years Ending December 31:

2012	$72,000

(1)	The notes listed above represent credit lines that allow the Company to borrow up to $25,000 on each note to pay the ongoing expenses of the company.
(2)	The lender made the additional loan above the original terms and conditions of the note without amending the credit line.

NOTE 7 - Related Party Transactions

The Company recognized $3,000 of expense in 2011 and 2010, which represented the value of the rent associated with the sole officer’s home office

The President provided certain contract services in 2011 and 2010 and was paid $5,578 and $6,293 for these services, respectively.

The Company accrued interest expense on the notes listed in Note 6 in the amount of $6,666 and $4,380 for the years ended December 31, 2011 and 2010, respectively.  The total interest owed at December 31, 2011 on the related party notes amounts to $20,530.

A major shareholder of the Company loaned in the quarter ended March 31, 2011, as described in Note 6 under notes payable-related parties, $12,000 that is due June 1, 2012 with interest at 10%.

The President of the Company loaned in the quarter ended March 31, 2011, as described in Note 6 under notes payable-related parties, $1,000 that is due June 1, 2012 with interest at 10%.

The President of the Company loaned in the quarter ended June 30, 2011, as described in Note 6 under notes payable-related parties, $9,000 that is due June 1, 2012 with interest at 10%.

The President of the Company loaned in the quarter ended September 30, 2011, as described in Note 6 under notes payable-related parties, $4,000 that is due June 1, 2012 with interest at 10%.

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

Our management, including our sole executive and accounting officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, our management concluded that there are multiple material weaknesses in our internal control over financial reporting.  A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2011.

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

During the most recent quarter ended December 31, 2011, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Business Experience
Our sole officer is Robert R. Deller.   As such, Mr. Deller is our President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary and Treasurer.  Mr. Deller is also our sole director.  Mr. Deller is 56 years old.

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

Item 11. Executive Compensation

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Stock Awards ($)	Total ($)
Robert R. Deller	2009 2010 2011	0 0 0	0 0 0	0 0 0

During 2010, we paid no salary to any officer or director of the Company.  The only amount paid to Mr. Deller was $5,578 and $6,293 for 2011 and 2010 for teaching certain lessons on the one contract the Company currently fulfills.

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

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of December 31, 2011:

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

Item 14.  Principal Accounting Fees and Services

The Following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2011 and 2010:

	2011	2010
Fee Category
Tax Fees	$-	$-
Audit Fees	14,000	14,700
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$14,000	$14,700

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

Date: March 26, 2012

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert R. Deller
-----------------------------------------
Robert R. Deller, Director and
Principal Executive Officer
Principal Financial Officer

Date: March 26, 2012