Form 10-Q
period 2012-03-31
Thermal Tennis Inc.
filed 2012-05-15
CIK 1417028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 2012

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 11, 2012 – 1,676,000 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

THERMAL TENNIS INC.

BALANCE SHEETS
MARCH 31, 2012 AND DECEMBER 31, 2011

ASSETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS:
Cash	$3,620	$5,850
Accounts receivable, net	1,211	1,134
Prepaids	1,823	445

Total Current Assets	6,654	7,429

TOTAL ASSETS	$6,654	$7,429

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$20,671	$10,679
Accounts payable and accrued expenses-Related parties	22,325	20,530
Note payable-Current maturities	12,000	-
Notes payable-Related parties-Current maturities	72,000	72,000

Total Current Liabilities	126,996	103,209

LONG-TERM LIABILITIES:
Note payable	-	12,000

Total Liabilities	126,996	115,209

STOCKHOLDERS' DEFICIT:
Capital stock, $.001 par value; 50,000,000 shares authorized;
1,676,000 shares issued and outstanding
at March 31, 2012 and December 31, 2011, respectively	1,676	1,676
Additional paid-in capital	38,078	37,328
Accumulated deficit	(160,096)	(146,784)

Total Stockholders' Deficit	(120,342)	(107,780)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,654	$7,429

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	March 31,	March 31,
	2012	2011
	(Unaudited)	(Unaudited)

SALES, Net of Returns, Allowances and Discounts	$14,411	$10,143

COST OF SALES	13,832	9,417

GROSS PROFIT	579	726

EXPENSES:
General and administrative expenses	11,797	12,570

TOTAL OPERATING EXPENSES	11,797	12,570

(LOSS) BEFORE OTHER (EXPENSE) AND INCOME TAXES	(11,218)	(11,844)

OTHER (EXPENSE)
Interest expense	(299)	-
Interest expense-Related parties	(1,795)	(1,414)

Total other (expense)	(2,094)	(1,414)

LOSS BEFORE INCOME TAXES	(13,312)	(13,258)

PROVISIONS FOR INCOME TAXES	-	-

NET LOSS	$(13,312)	$(13,258)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,676,000	1,676,000

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	March 31,	March 31,
	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,312)	$(13,258)
Adjustments to reconcile net loss to net cash used
in operating activities:
Contribution of rent expense by a related party	750	750
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable	(77)	660
(Increase) in prepaids	(1,378)	(1,372)
Increase in accounts payable and accrued expenses-Related parties	1,795	1,414
Increase/(decrease) in accounts payable and accrued expenses	9,992	(949)

Net cash (used) by operating activities	(2,230)	(12,755)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	13,000

Net cash provided by financing activities	-	13,000

Net increase/(decrease) in cash	(2,230)	245

CASH AT BEGINNING PERIOD	5,850	2,330

CASH AT END OF PERIOD	$3,620	$2,575

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$-

Cash paid for interest expense	$-	$-

NON-CASH TRANSACTION-OPERATING ACTIVITIES

Contribution of accrued interest by a related party	$-	$213

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

CONDENSED NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - PRESENTATION

The balance sheets of the Company as of March 31, 2012 and December 31, 2011, the related statements of operations for the three months ended March 31, 2012 and 2011 and the statements of cash flows for the three months ended March 31, 2012 and 2011, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this set of financial statements should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2011.

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

NOTE C - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company generated a net loss from its operations in 2011 and 2010.  Additionally, the revenue base of the Company is seasonal and the Company receives a majority of its revenues in the second and third quarters of the calendar year.  It also sustained operating losses in prior years. Additionally, due to the current and prior year net operating loss, the Company currently has a deficit in its stockholders’ equity account.  These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieving future profitable operations.

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

NOTE D – NOTES PAYABLE-RELATED PARTIES

The Company's related party notes payable, all due currently, consists of the following:
March 31, 2012
Note payable, 10% interest, principle and interest due January 1, 2013	$12,000

NOTE E -- NOTES PAYABLE-RELATED PARTIES

The Company’s related party notes payable, all due currently, consists of the following:
March 31, 2012
Note payable, 10% interest, principle and interest due June 1, 2012(1)	$20,000

Note payable, 10% interest, principle and interest due June 1, 2012(1)(2)	32,000

Note payable, 10% interest, principle and interest due June 1, 2012	20,000

$72,000

(1)	The notes listed above represent credit lines that allow the Company to borrow up to $25,000 on each note to pay the ongoing expenses of the Company.
(2)	The lender made the additional loan above the original terms and conditions of the note without amending the credit line.

NOTE F – RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE G – INCOME TAXES

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

NOTE H – RELATED PARTY TRANSACTIONS

The Company recognized $750 of expense in the three months ended March 31, 2012, which represented the value of the rent associated with the sole officer’s home office.  This amount recognized in the first quarter in the amount of $750 was contributed to additional paid-in capital for the quarter ended March 31, 2012

NOTE I – SUBSEQUENT EVENT

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

Plan of Operations

Our business is to develop tennis management programs, tennis training programs, sales of tennis equipment and general services related to tennis.  Thermal Tennis has devoted substantially all of their time and effort to organizational and financing matters during the past few years. Through the date hereof, we have not yet generated material service revenue during this period and we have realized a net loss from operations. We generated revenues during the three months ended March 31, 2012 in the amount of $14,411 versus $10,143 generated during the three months ended March 31, 2011.  This was an increase of $4,268 for the quarter.  During the quarters ended March 31, 2012 and 2011, the Company had no revenues from commissions on the sale of the ball machines.  The Company’s net loss during the three months ended March 31, 2012 was $13,312 and for the three months ended March 31, 2011 the loss was $13,258.  Even though the gross revenues increased, the net loss increased by $54.  The major reason of the increase in the loss was due to an increase the cost of sales related to engaging in new programs that increased the gross revenues, but not the gross margin.  The Company expects that it will continue to generate operating losses.

The Company completed its S-1 offering in the summer of 2010.  The Company had expected the proceeds from the offering would have provided enough capital to sustain its losses until profitability could be obtained.  However, certain parties have lent a total of $84,000 to the Company.  The parties lent $38,000 in 2011, $6,000 in 2010, $10,000 in 2008 and $30,000 to the Company during 2007, and additional funds will be needed to continue on its limited operations.  The Company expects it will have to continue to borrow money to sustain its operations in the next twelve months.  We do not anticipate the performance of any research and development during the next 12 months.

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

Financial Condition, Capital Resources and Liquidity

As of March 31, 2012, we had total cash assets of $3,620, which were derived primarily from the loans made to the Company totaling $84,000, from proceeds by selling stock subscriptions of its common stock under the S-1 offering totaling $44,000, and from revenues generated by the operations of the Company. We had total assets of $6,654 as of March 31, 2012.  We had total current liabilities of $126,996 and working deficit and stockholders' deficit of $160,096 as of March 31, 2012.  Deficits accumulated during the history of the Company have totaled $160,096.  Our financial statements are presented on the basis that Thermal Tennis is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent accountants have noted that the Company has accumulated losses from operations and has the need to raises additional financing in order to satisfy its vendors and other creditors and execute its business plan.  These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive tennis services that meet customers' changing requirements. Should Thermal Tennis' efforts to raise additional capital through equity and/or debt financing fail, Robert Deller, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit Thermal Tennis to continue as a going concern.

At March 31, 2012 the Company has been generating revenues from operations that began in early 2009 and was still seeking capital through a stock offering or the obtaining of additional debt in order to continue its operations. The contract the Company has obtained is seasonal and it receives a majority of the revenues and earnings in the second and third quarters of the calendar year.  The Company does not know if the revenues under this contract will provide sufficient earnings to cover the cost of its operations.  During 2011, this contract contributed $6,214 to its overhead, which was less than 2010.  The Company expects this gross margin from operations will increase, but it expects the gross revenues will not be sufficient to cover all of its current operations.  The Company will have to obtain additional contracts to become profitable.  At March 31, 2012 and through the date of this filing, the Company has yet to obtain any other commitments for additional funding.  As of the date hereof, the Company has received a total of $44,000 of stock subscriptions under its completed stock offering and $84,000 through borrowings.  The Company expects it will have to borrow additional monies to provide enough working capital to continue its operations during the next twelve months and to execute its business plan.   In the quarter ended March 31, 2012, the Company had not received any additional funding and supported its operations through the increase in vendor financing of $11,787.  In the year ended December 31, 2011 the Company received $38,000 from borrowings, for the year ended December 31, 2010 the Company received $6,000 from borrowings and in December 31, 2008, the Company received $10,000 in proceeds from debt and $30,000 in 2007.  The Company expects it will have to borrow additional funds against its credit lines to sustain operations to continue its current operations.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 4. Mine Safety Disclosures.

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

THERMAL TENNIS INC.

Date:	May 14, 2012	By:	/s/Robert R. Deller
Robert R. Deller, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer