Form 10-K
period 2012-12-31
Thermal Tennis Inc.
filed 2013-03-28
CIK 1417028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Securities registered under Section 12(g) of the Exchange Act:  Common Stock par value $.001

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

Large accelerated filer [ ]      Accelerated Filer [ ]       Non-accelerated filer  [ ]      Smaller reporting company[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

March 22, 2013 - $44,000. There are 176,000 shares of common stock of the registrant held by non-affiliates. Because there has been no “established public market” for the registrant’s common stock during the past five years, the registrant has valued these shares at $0.25 per share, the offering price of its registered offering.

As of March 22, 2013, the Company had outstanding 1,676,000 shares of Common Stock, $0.001 par value.

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

PART I

Item 1. Business

Introduction

Thermal Tennis Inc. (sometimes referred to hereinafter as “Thermal” and/or “Thermal Tennis”), is a corporation formed in the state of Nevada on August 25, 1999, and is committed to the growth of tennis.  Thermal manages the tennis operations at one athletic club and runs one summer tennis program at a high school.   Thermal believes that tennis is a lifetime sport and that one's life is enhanced by participation in the game.  We believe many facilities, both public and private are underutilized, poorly managed, and not marketed to the tennis community.  Thermal believes there is a very good opportunity to generate and greatly improve revenues, and create hassle free tennis management for property owners at their existing facility.  The Physical Activity Council reported, "tennis is the fastest growing traditional sport in the U.S., up 46% from 2000 to 2010."  The Tennis Industry Association President, Jon Muir stated in September, 2010, in a Forbes interview, "participation over the last six years [in tennis] is up 43%". . . "yes, tennis has been affected the past three years but is still in a growth mode."  This is the most recent statistical information we have with respect to the growth of tennis.  Accordingly, these trends may not have continued and tennis participation in the United Sates may have in fact declined and may decline in the future.

Business

Our president, Mr. Deller, started playing tennis at age 13 and became a high school and collegiate champion. He then played professional tennis on various national and worldwide circuits from 1979 until 1984. Mr. Deller has remained involved in tennis on various levels including teaching, coaching, recruiting, playing, consulting, tennis court construction, corporate advisory staff, association startup and many others.  Mr. Deller is the sole officer of the Company.

Thermal Tennis has limited history due to a lapse in revenue from 2001 to 2003 and from 2006 to early 2009.  The Company obtained its first new contract since 2006 in 2009.  This is the sole contract the Company currently generates revenues.  The contract is on a month to month basis and may be cancelled by either party upon 30 days written notice to the other party.  In 2011 we had gross revenue from the club of $95,279 and gross revenue of $11,117 from a summer program we manage at Reno High School.  In 2012, we had gross revenue from the club of $87,672 and gross revenue of $9,827 from a summer program we manage at Reno High School.

Under its contract with the Caughlin Athletic Club (the "Club"), Thermal Tennis runs the tennis operation for the Club and receives all revenue from those operations including revenue from lessons, tournaments, clinics and the like.  Costs that are allocated to Thermal Tennis under its contract with the Club include paying the tennis instructors, paying for liability insurance and workers compensation insurance, paying for periodic cleaning of the tennis courts and other miscellaneous expenses.  The Club is benefited when more persons join the Club to take advantage of its tennis opportunities because monthly Club dues are retained by the Club.  Thermal believes it can improve the gross profit as it refines the programs offered and increases memberships, lessons, clinics and tournaments.  However, there is no guarantee that the Company will be able to increase the gross profits.  Neither is there any guarantee that the contract will not be cancelled by the tennis facility.

Thermal intends to bid on seasonal facilities beginning each summer hoping to produce $45,000 of gross revenues on each contract with gross profit on each contract to be between $5,000 and $10,000.  There is no guarantee, however, that we will be selected to run any seasonal facilities or that our gross revenue or gross profit projections will be realized.

Mr. Deller is still developing his tennis management system which includes coming up with more effective ways to recruit new members to tennis clubs, recruiting more people into tennis lessons, the implementation of more effective tennis teaching methods, better and more effective use of tournaments to create public participation and involvement and developing additional ways to create revenue for the Company and the tennis facility being managed.  The tennis management system would then be used by the Company to manage tennis venues.  Though the Company may try to expand its business area in the future, at the present time it is limiting the area in which it is recruiting new clients to Northern Nevada and Lake Tahoe.

Principal Products or Services and their Markets

Thermal is in negotiations to run two additional tennis facilities at sites in Northern Nevada and Lake Tahoe. There is no guarantee that we will be successful in these negotiations.  Mr. Deller knows the coaching staff of the University of Nevada's tennis program.  Tennis players at the University have in the past been a resource as part time tennis instructors for the Company and may be available as needed in the future.   Instructors are trained by Thermal president, Bob Deller, in his teaching methods.  Mr. Deller is the Company's only employee and works on a part-time basis.  As of May, 2012, the Company also has a verbal arrangement with an independant contractor that administers our operations at the Caughlin Club.  We also retain on a verbal, independent contractor basis tennis instructors as needed to teach lessons at the Caughlin Club and at the tennis camp at Reno High School.  At the present time we have five such instructors and will have approximately 12 at the peak of our summer tennis season.  The peak of our summer tennis season extends for approximately nine weeks beginning the third week of June and ending after the second week of August.

Thermal has had discussions with private facilities, city, parks and recreation officials and high schools to manage tennis complexes both seasonally and year round.  However, there is no guarantee we will succeed in obtaining management contracts from these sources.

Strategy

Our strategy for growth is an on-going process of negotiating contracts with tennis facilities and other athletic complexes.  Despite our efforts, our current clientele consists of managing the tennis operations at one club.  In addition, in 2012 and 2011 we operated a summer program on the tennis courts of Reno High School.  The summer program at Reno High School for 2012 consists of operating a tennis camp for kids, or basically teaching tennis lessons to children, on the tennis courts of Reno High School beginning June 11, 2012 and concluding July 30, 2012.  The Company charges the participants for the tennis lessons.  At the conclusion of the summer program the Company made a donation to the Reno High School Girls' Tennis Team and/or the tennis court repair account.  In 2011, we paid Reno High School $1,080 for the use of its tennis courts for our summer program.  This was a set fee negotiated prior to beginning of the 2011 summer program which turned out to be approximately 10% of the gross revenue we received.  For 2012, Reno High School did not require a set fee but will accept any donation we chose to make.  We made a donation for 2012 of $500 to the Reno High School Girls' Tennis Team.

Marketing

Demographic trends have helped drive the growth experienced by the fitness industry over the past decade. The fitness industry including sports, exercise, dieting, and all things related to health and wellness, has benefited from the aging of the “baby boomer” generation and the coming of age of their offspring, the “echo boomers” (ages nine to 27). Government-sponsored reports, such as the Surgeon General’s Report on Physical Activity & Health (1996) and the Call to Action to Prevent and Decrease Overweight and Obesity (2001), have helped to increase the general awareness of the benefits of physical exercise to these demographic segments over those of prior generations. Membership penetration (defined as persons who have met the requirements of membership in a fitness related club through the payment of dues and any other requirements of membership,  as a percentage of the total U.S. population over the age of six) has increased significantly from 11.0% in 1996 to 15.5% in 2005, according to the IHRSA/ American Sports Data Health Club Trend Report.  However, it is unclear whether these trends have affected the tennis industry in Northern Nevada.  In addition, club membership may have in fact declined since 2005 and may decline in the future.

Thermal Tennis is a registered provider of the United States Tennis Association’s 10 and Under Tennis program using the training methods for this beginning program.  We believe the local communities want to provide activities for its citizens. Thermal wants to bring these two (2) desires together and serve the tennis community in this way.

Competition

Our business is to manage tennis facilities located in resorts and other locations having tennis venues.  Most tennis venues employ a tennis professional to direct their tennis operations.  Our challenge is to demonstrate that a professional tennis management company such as Thermal Tennis can better and more economically administer a tennis facility than full time staff people.  At this time there is only one tennis facility that has chosen to use our services as opposed to directly employing a tennis professional.  Our CEO, Mr. Deller, has personally spoken with an administrator at every tennis facility in the Northern Nevada and Lake Tahoe areas and none have suggested that other tennis management companies are also seeking their business.  Accordingly, to our knowledge there are no other tennis management companies that complete for this business in the Northern Nevada and Lake Tahoe areas.

We also conduct summer tennis programs using high school tennis facilities.  Mr. Deller has spoken with the tennis coach at each high school in the Northern Nevada and Lake Tahoe areas.  None have suggested that there are others seeking to run summer programs on their facilities.  Therefore, we know of no other tennis management company seeking this business in Northern Nevada or Lake Tahoe.

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

Item 1A. Risk Factors

Thermal Tennis may cease as a going concern.

The report of our independent registered public accounting firm points out that the Company has suffered recurring losses from operations and its total liabilities exceed its total assets.  The auditors believe this raises substantial doubt about the Company’s ability to continue as a going concern.  In this event, it is possible that investors would lose their investments.

We have a history of operating losses and anticipate future operating losses until such time as we can generate additional sales.

Since beginning operations, we have sustained operating losses.  Even though we have generated revenues in the past, we have never been able to sustain business operations solely from business revenues.  In addition, we expect to accelerate our losses in the future as we increase our expenses by developing and rolling out new management concepts to generate sales.

If we do not obtain additional funding as needed, we may be unable to fund our business operations and to adequately pursue our business plan.

Our business plan requires ongoing expenditures for the marketing of our products and services.  It is likely we will need additional outside funding sources in the future to continue the development and the promotion of our business.  If we are not successful in obtaining additional funding for operations if and when needed, we may have to discontinue some or all of our business activities and our stockholders might lose all of their investment.

If we raise money through the sale of equity capital, it will dilute the holdings of existing shareholders.

As of December 31, 2012, we need outside funding sources to meet our financial obligations. For the next year, we intend to meet our financial obligations by borrowing money.  If by December 31, 2013, we are unable to sustain our operations with business revenue, we may decide to meet our obligations through the sale of equity capital, we will be issuing stock to new investors which will increase the total numbers of shares of stock that are issued and outstanding.  Accordingly, current shareholders will have their ownership of the Company diluted because following the offering they will own a smaller overall percentage of the Company.

The general economic downturn may have a significant impact on our financial condition and operating results.

In recent years, economic conditions have deteriorated in the United States and may remain depressed for the foreseeable future. These conditions make it difficult for us to accurately forecast and plan future business activities. Furthermore, during challenging economic times, we may face issues gaining access to financings or capital infusion, which could result in an impairment of our ability to continue our business activities. We cannot predict the duration of the current economic slowdown or any subsequent recovery in the United States or in our industry.  Playing tennis on a recreational basis is typically considered a luxury rather than a necessity.  In an economic downturn, many persons that would otherwise pursue the recreational playing of tennis may of necessity use their limited resources for other purposes making it difficult for us to grow tennis facility memberships for our clients.  The current downturn makes it more difficult for our clients to prosper and accordingly more difficult for us to achieve financial viability as a business.  Under this set of circumstances, it is less likely our stockholders will receive a return on their investments.

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

We are dependent on our president and the loss of his services could disrupt our business activities.  We believe that our future success will depend in large part upon our ability to attract and retain highly skilled tennis professionals.  We face intense competition for these kinds of personnel from other companies and organizations.  We might not be successful in hiring or retaining the personnel needed for success.

Because our sole employee occupies all corporate positions, it may not be possible to have adequate internal controls.

Bookkeeping procedures in the business context normally require that cash expenditures by a company and other liquid assets be under dual control.  This provides that no expenditure is approved and made by the same person thereby preventing one person from taking wrongful advantage of the cash and/or other liquid resources of the Company.  In cases where accounting dual control does not exist, Generally Accepted Accounting Principles considers the internal controls of the company to have a material weakness.  Having only one employee also gives us the inability to provide effective oversight and review of financial transactions with regard to accumulating and compiling financial data in the preparation of financial statements.  Because we lack sufficient accounting personnel, we also lack the accounting technical expertise necessary for an effective system of internal control.

Because our sole employee can unilaterally set his salary and potentially pay bonuses, he is in a position to deflect net operating revenue to himself rather than have the revenue remain in the Company or pay dividends on our common stock.

A sole officer, director and employee is in a position to set his own salary and to pay himself bonuses without input from other interested parties.  If and when our revenues grow, the possibility exists for our sole employee to simultaneously increase his remuneration.  This would prevent the accumulation of funds that could be used to pay cash dividends to our common shareholders.  Accordingly, our shareholders may not receive the return, if any, on their investment in our Company that they had anticipated.

The expense of being a public company could prevent us from being competitive within our industry.

Thermal Tennis is public company having the burden of filing audited financial statements annually and reviewed financial statements quarterly with the Securities and Exchange Commission.  In addition there are also other reporting requirements.  Considerable legal and auditing expense is incurred in meeting these reporting requirements.  Our estimated costs resulting from being a public company total approximately $35,000 annually.  Because other tennis management companies may not be public companies and thereby not be under the financial burden that it brings, we may not be able to compete with these companies on a business basis within the tennis industry.

Investors will be unable to sell their securities if no market develops for those securities.

As of December 31, 2012, no market exists for our common shares.  Even though we intend to create a public market for our common shares, there can be no assurance when the market will develop or if the market will ever develop.  If we are not successful in developing a market for our common shares, investors in our company will not be able to sell their securities.

In the event our common stock has a market price below $5.00 per share, the stock will be subject to the “penny stock” rules of the SEC which could make transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to Thermal Tennis, as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

•           that a broker or dealer approve a person’s account for transactions in penny stocks; and
•           the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•           obtain financial information and investment experience objectives of the person; and
•           make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form:

•           sets forth the basis on which the broker or dealer made the suitability determination; and

•           that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of Thermal Tennis’ common stock and cause a decline in the market value of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our business is seasonal which can make it difficult to sustain operating revenue throughout the year.

Tennis is played more in the summer months making our business a seasonal business.  Because of this it is likely that we may not have the business revenue during the winter months necessary to pay expenses that may occur in the winter months thereby increasing the likelihood that our business will fail.

Thermal Tennis has accumulated debts which it may not be able to repay.

To sustain its business operations, the Company has borrowed money that as of December 31, 2012, totals $124,000 and has accrued interest as of that date of $30,553.  In the event the Company is not able to repay this debt, it will become difficult if not impossible for the Company to continue its business operations and to continue to develop its business plan, in which event investors in the Company will likely lose their investments.

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

Item 4.  Mine Safety Disclosures

N/A

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no “established trading market” for our shares of common stock. We are listed on the OTC Bulletin Board of the Financial Industry Regulatory Authority (“FINRA”) under the trading symbol TTNS.  Management does not expect any established trading market to develop unless and until we have material operations. In any event, no assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of “unregistered” and “restricted” shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market.  All of these persons have satisfied the six-month holding period requirement of Rule 144.  Because our stock does not trade and has not traded, there are no high and low bid prices to report.

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

Item 6. Selected Financial Data

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

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this annual filing. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

For the fiscal years ended December 31, 2012 and 2011

During the last two years we have not generated significant revenues and have realized a net loss from operations. We generated revenues in 2012 of $97,499 versus $106,396 for the year ended December 31, 2011.  The Company’s net loss during the years ended December 31, 2012 and 2011 were $59,719 and $36,440.  The reason for the increase in the loss was due to the decrease in gross revenues and additional administrative costs to list the Company’s stock onto the OTC.BB markets.  Until additional clients are obtained, the Company expects that it will continue to generate operating losses.

The cost of sales for 2012 was $92,156 versus $98,007 for 2011.  The gross profit was $5,343 for 2012 versus $8,389 for 2011.  The current operations provided minimal cash flows to cover its general and administrative expenses.

General and administrative expenses for the years ended December 31, 2012 and 2011 were $55,092 and $38,110, respectively.  The major increase in the general and administrative expenses were due to additional costs related to the change in reporting requirements and professional fees incurred in the attempt to list the company’s securities onto the OTC Markets.  We filed an S-1 during 2008 and it became effective July 24, 2008. We expected that these offering proceeds would have satisfied our cash requirements for at least a year and that it would not have been necessary, during that period, to raise additional funds to meet the expenditures required for operating our business. However, certain parties have lent $40,000 and $38,000 in 2012 and 2011, and additional funds will be needed to continue on its limited operations.  We do not anticipate the performance of any research and development during the next 12 months.

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

Financial Condition, Capital Resources and Liquidity

As of December 31, 2012, we had total cash assets of $1,759, which was derived from operations, the loans made to the company and proceeds from the offering. We had total current liabilities of $167,535 and working capital deficit of $164,499, and a stockholders' deficit of $164,499 as of December 31, 2012.  Deficits accumulated during the history of the company have totaled $206,503.  Our financial statements are presented on the basis that Thermal Tennis is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent accountants have noted that the Company has accumulated losses from operations and has the need to raise additional financing in order to satisfy its vendors and other creditors and execute its business plan.  These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive tennis services that meet customers' changing requirements. Should Thermal Tennis' efforts to raise additional capital through equity and/or debt financing fail, Robert Deller, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit Thermal Tennis to continue as a going concern.

At December 31, 2012 the Company had minimal operations and was still seeking capital through a stock offering or the obtaining of additional debt in order to continue current operations. At December 31, 2012 and through the date of this filing, the Company has yet to obtain any other commitments for additional funding.  In the years ended December 31, 2012 and 2011, the Company received $40,000 and $38,000 in proceeds from debt.  The Company expects it will have to borrow additional funds against its credit lines to sustain operations until the offering of its securities is completed.

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

 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 8. Financial Statements and Supplementary Data.

Thermal Tennis Inc.

Financial Statements as of December 31, 2012 and 2011
and for the years ended December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Thermal Tennis, Inc.
Reno, Nevada

We have audited the accompanying balance sheets of Thermal Tennis, Inc. as of December 31, 2012 and 2011, and the related statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thermal Tennis, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
March 28, 2013

THERMAL TENNIS INC.

BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

ASSETS

	2012	2011
CURRENT ASSETS:
Cash	$1,759	$5,850
Accounts receivable, net	819	1,134
Prepaids	458	445

Total Current Assets	3,036	7,429

TOTAL ASSETS	$3,036	$7,429

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$14,921	$10,679
Accounts payable and accrued expenses-Related parties	28,614	20,530
Notes payable-Current maturities	32,000	-
Notes payable-Related Parties-Current maturities	92,000	72,000

Total Current Liabilities	167,535	103,209

LONG-TERM LIABILITIES:
Note payable	-	12,000

Total Liabilities	167,535	115,209

STOCKHOLDERS' DEFICIT:
Capital stock, $.001 par value; 75,000,000 shares authorized;
1,676,000 shares issued and outstanding
at December 31, 2012 and 2011, respectively	1,676	1,676
Additional paid-in capital	40,328	37,328
Accumulated deficit	(206,503)	(146,784)

Total Stockholders' Deficit	(164,499)	(107,780)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,036	$7,429

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

SALES, Net of Returns, Allowances and Discounts	$97,499	$106,396

COST OF SALES	92,156	98,007

GROSS PROFIT	5,343	8,389

EXPENSES:
General and administrative expenses	55,092	38,110

TOTAL OPERATING EXPENSES	55,092	38,110

LOSS BEFORE OTHER INCOME/(EXPENSE) AND INCOME TAXES	(49,749)	(29,721)

OTHER INCOME/(EXPENSE)
Interest income	-	-
Interest expense	(1,886)	(53)
Interest expense-Related parties	(8,084)	(6,666)

Total other income/(expense)	(9,970)	(6,719)

LOSS BEFORE INCOME TAXES	(59,719)	(36,440)

PROVISIONS FOR INCOME TAXES	-	-

NET LOSS	$(59,719)	$(36,440)

BASIC LOSS PER SHARE	$(0.04)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,676,000	1,676,000

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

			Additional
	Capital Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2010	1,676,000	$1,676	$34,116	$(110,344)	$(74,552)

Contribution of rent expense and accrued interest	-	-	3,212	-	3,212

Net loss for the year ended December 31, 2011	-	-	-	(36,440)	(36,440)

BALANCE, December 31, 2011	1,676,000	1,676	37,328	(146,784)	(107,780)

Contribution of rent expense	-	-	3,000	-	3,000

Net loss for the year ended December 31, 2012	-	-	-	(59,719)	(59,719)

BALANCE, December 31, 2012	1,676,000	$1,676	$40,328	$(206,503)	$(164,499)

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,719)	$(36,440)
Adjustments to reconcile net loss to net cash (used)/provided in operating activities:
Contribution of rent expense by a related party	3,000	3,000
Changes in assets and liabilities:
Decrease in accounts receivable	315	194
Decrease in due from officer	-	-
(Increase) decrease in prepaids	(13)	(12)
Increase in accrued expenses-Related parties	8,084	6,665
Increase (decrease) in accounts payable and accrued expenses	4,242	(7,887)

Net cash (used) by operating activities	(44,091)	(34,480)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	-
Increase in notes payable	20,000	12,000
Increase in notes payable-Related parties	20,000	26,000

Net cash provided by financing activities	40,000	38,000

Net (decrease) in cash	(4,091)	3,520

CASH AT BEGINNING PERIOD	5,850	2,330

CASH AT END OF PERIOD	$1,759	$5,850

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$-

Cash paid for interest expense	$-	$-

Contribution of accrued interest by related party	$-	$212

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The Company reserved $0 and $1,710 as a bad debt reserve for the years ended December 31, 2012 and 2011, respectively.

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

The fair value of the Company’s debt as of December 31, 2012 and 2011, approximated fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of December 31, 2012 and 2011 because of the relative short term nature of these instruments. At December 31, 2012 and 2011, the fair value of the Company’s debt approximates carrying value.

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

On January 1, 2007, the Company adopted ASC 740-10.  ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740-10, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.

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

For the period ended December 31, 2012 and 2011, there were no dilutive securities that would have had an anti-dilutive effect and all the shares outstanding were included in the calculation of diluted net income per common share.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present financial statements.

NOTE   3 – Financial Condition and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company generated a net loss from its operations in 2012, the Company has a Accumulated Deficit, and a Stockholders’ Deficit.  These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieving future profitable operations.

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

NOTE 4 – Income Taxes

Effective January 1, 2007, we adopted the provisions of ASC 740-10.  ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740-10 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The application of income tax law is inherently complex. Laws and regulation in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding the income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in the subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of income.

At the adoption date of January 1, 2007, we had no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the year ended December 31, 2012.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of December 31, 2012, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2008-2012 federal returns remain open to examination.

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

The provision (benefit) for income taxes for the year ended December 31, 2012 and 2011 consists of the following:

	2012	2011
Federal:
Current	$-	$-
Deferred	-	-

State:
Current	-	-
Deferred	-	-

	$-	$-

Net deferred tax assets consist of the following components as of December 31, 2012 and 2011:

	2012	2011

Deferred tax assets:
Accrued expenses	$9,729	$6,980
Operating Loss	66,988	46,840
Reserve for bad debts	-	581
Deferred tax liabilities:	-	-

Valuation allowance	(76,717)	(54,401)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 34% to pretax income from continuing operations of the years ended December 31, 2012 and 2011 due to the following:

	2012	2011

Book (Loss)	$(20,305)	$(12,390)
Related party accrual	2,749	2,267
Allowance for doubtful accounts	(581)	(256)
Valuation allowance	(18,137)	(10,379)

Income Tax Expense	$-	$-

NOTE 5 – Notes Payable

The Company’s notes payable consists of the following:

	December 31,
	2012	2011
Note payable, due to an individual, 10% interest, principle and interest due January 1, 2013	$22,000	$12,000
Notes payable, due to an individual, 10% interest, principle and interest due June 1, 2013	5,000	-
Notes payable, due to an individual, 10% interest, principle and interest due June 1, 2013	5,000	-
	32,000	12,000
Less current portion	(32,000)	-

	$-	$-

Future maturities of notes payable are as follows:

Years Ending December 31:

2013	$32,000

NOTE 6 – Notes Payable-Related Parties

The Company’s notes payable to related parties consists of the following:

	December 31,
	2012	2011
Note payable, due to an individual, 10% interest, principle and interest due June 1, 2013(1)	$40,000	$20,000
Notes payable, due to an individual, 10% interest, principle and interest due June 1, 2013(1)(2)	32,000	32,000
Notes payable, due to an individual, 10% interest, principle and interest due June 1, 2013	20,000	20,000
	92,000	72,000
Less current portion	(92,000)	(72,000)

	$-	$-

Future maturities of long-term debt to related parties are as follows:

Years Ending December 31:

2012	$92,000

(1)	The notes listed above represent credit lines that allow the Company to borrow up to $25,000 on each note to pay the ongoing expenses of the company.
(2)	The lender made the additional loan above the original terms and conditions of the note without amending the credit line.

NOTE 7 - Related Party Transactions

The Company recognized $3,000 of expense in 2012 and 2011, which represented the value of the rent associated with the sole officer’s home office

The President provided certain contract services in 2012 and 2011 and was paid $4,822 and $5,578 for these services, respectively.

The Company accrued interest expense on the notes listed in Note 6 in the amount of $8,084 and $6,666 for the years ended December 31, 2012 and 2011, respectively.  The total interest owed at December 31, 2012 on the related party notes amounts to $28,614.

A major shareholder of the Company loaned in the year ended December 31, 2011, as described in Note 6 under notes payable-related parties, $12,000 that is due June 1, 2013 with interest at 10%.

The President of the Company loaned in the year ended December 31, 2011, as described in Note 6 under notes payable-related parties, $14,000 that is due June 1, 2013 with interest at 10%.

The President of the Company loaned in the quarter ended June 30, 2012, as described in Note 6 under notes payable-related parties, $12,000 that is due June 1, 2013 with interest at 10%.

The President of the Company loaned in the quarter ended December 31, 2012, as described in Note 6 under notes payable-related parties, $8,000 that is due June 1, 2013 with interest at 10%.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management, which consists of Robert R. Deller, president and chief accounting officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, including our sole executive and accounting officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, our management concluded that there are multiple material weaknesses in our internal control over financial reporting.  A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2012.

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

During the most recent quarter ended December 31, 2012, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Business Experience
Our sole officer is Robert R. Deller.   As such, Mr. Deller is our President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary and Treasurer.  Mr. Deller is also our sole director.  Mr. Deller is 58 years old.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Each person who, at any time during the fiscal year ended December 31, 2012, was a director, officer or beneficial owner of more than 10% of our common stock includes Robert R. Deller, Jeff W. Holmes and Ascendiant Capital.  During the fiscal year ended December 31, 2012, each of these persons or entities failed to file a Form 3.  During the fiscal year there were no transactions that were not reported.

Code of Ethics

The Company adopted a Code of Ethics that is filed as exhibit 14.1 to our Annual Report on Form 10K for our fiscal year ended December 31, 2008, filing with the Securities and Exchange Commission on March 30, 2009.

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

Item 11. Executive Compensation

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Stock Awards ($)	Total ($)
Robert R. Deller	2010	0	0	0
	2011	0	0	0
	2012	0	0	0

During 2012, we paid no salary to any officer or director of the Company.  The only amount paid to Mr. Deller was $4,822 and $5,578 for 2012 and 2011 for teaching certain lessons on the one contract the Company currently fulfills.

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

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of December 31, 2012:

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

Item 14.  Principal Accounting Fees and Services

The Following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2012 and 2011:

	2012	2011
Fee Category
Audit Fees	$18,000	14,000
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$18,000	$14,000

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

Date: March 28, 2013

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert R. Deller
-----------------------------------------
Robert R. Deller, Director and
Principal Executive Officer
Principal Financial Officer

Date: March 28, 2013