Form 10-Q
period 2013-09-30
Thermal Tennis Inc.
filed 2013-11-14
CIK 1417028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 12, 2013 – 1,676,000 shares of common stock.

THERMAL TENNIS INC.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

THERMAL TENNIS INC.

CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

ASSETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
CURRENT ASSETS:
Cash	$76	$1,759
Accounts receivable, net	-	819
Prepaids	-	458

Total Current Assets	76	3,036

TOTAL ASSETS	$76	$3,036

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$24,367	$14,921
Accounts payable and accrued expenses-Related parties	36,434	28,614
Notes payable	47,000	32,000
Notes payable-Related parties	92,000	92,000

Total Current Liabilities	199,801	167,535

LONG-TERM LIABILITIES:
Note payable	-	-

Total Liabilities	199,801	167,535

STOCKHOLDERS' DEFICIT:
Capital stock, $.001 par value; 50,000,000 shares authorized;
1,676,000 shares issued and outstanding
at September 30, 2013 and December 31, 2012, respectively	1,676	1,676
Additional paid-in capital	42,579	40,328
Accumulated deficit	(243,980)	(206,503)

Total Stockholders' Deficit	(199,725)	(164,499)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$76	$3,036

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
AND THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

SALES, Net of Returns, Allowances and Discounts	$10,927	$85,208	$-	$32,427

COST OF SALES	8,779	77,610	-	38,029

GROSS PROFIT/(LOSS)	2,148	7,598	-	(5,602)

EXPENSES:
General and administrative expenses	29,820	39,426	9,551	13,767

TOTAL OPERATING EXPENSES	29,820	39,426	9,551	13,767

(LOSS) BEFORE OTHER (EXPENSE) AND INCOME TAXES	(27,672)	(31,828)	(9,551)	(19,369)

OTHER (EXPENSE)
Interest expense	(2,924)	(899)	(1,160)	(302)
Interest expense-Related parties	(6,881)	(5,845)	(2,319)	(2,112)

Total other (expense)	(9,805)	(6,744)	(3,479)	(2,414)

LOSS BEFORE INCOME TAXES	(37,477)	(38,572)	(13,030)	(21,783)

PROVISIONS FOR INCOME TAXES	-	-	-	-

NET LOSS	$(37,477)	$(38,572)	$(13,030)	$(21,783)

BASIC LOSS PER SHARE	$(0.02)	$(0.02)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,676,000	1,676,000	1,676,000	1,676,000

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	September 30,	September 30,
	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,477)	$(38,572)
Adjustments to reconcile net loss to net cash used
in operating activities:
Contribution of rent expense by a related party	2,250	2,250
Changes in assets and liabilities:
Decrease/(increase) in accounts receivable	820	(2,033)
Decrease/(increase) in prepaids	458	(465)
Increase in accounts payable and accrued expenses-Related parties	7,820	5,845
Increase in accounts payable and accrued expenses	9,446	4,768

Net cash (used) by operating activities	(16,683)	(28,207)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	15,000	20,000
Increase in notes payable-Related parties	-	12,000

Net cash provided by financing activities	15,000	32,000

Net (decrease)/increase in cash	(1,683)	3,793

CASH AT BEGINNING PERIOD	1,759	5,850

CASH AT END OF PERIOD	$76	$9,643

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$-

Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these financial statements.

CONDENSED NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - PRESENTATION

The balance sheets of the Company as of September 30, 2013 and December 31, 2012, the related statements of operations for the nine months and three months ended September 30, 2013 and 2012 and the statements of cash flows for the nine months ended September 30, 2013 and 2012, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended September 30, 2013 and 2012 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this set of financial statements should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2012.

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

NOTE D – NOTES PAYABLE

The Company’s notes payable, all due currently, consists of the following:

September 30,
2013
Notes payable, due to an individual, 10% interest, principle and interest due January 1, 2014	$22,000
Note payable, due to an individual, 10% interest, principle and interest due January 1, 2014	5,000
Note payable, due to an individual, 10% interest, principle and interest due January 1, 2014	5,000
Note payable, due to an individual, 10% interest, principle and interest due January 1, 2014	5,000
Note payable, due to an individual, 10% interest, principle and interest due January 1, 2014	5,000
Note payable, due to an individual, 10% interest, principle and interest due January 1, 2014	5,000
47,000
Less current portion	(47,000)

$-

NOTE E – NOTES PAYABLE-RELATED PARTIES

The Company’s related party notes payable, all due currently, consists of the following:

September 30,
2013
Note payable, due to an individual, 10% interest, principle and interest due January 1, 2014	$40,000
Notes payable, due to an individual, 10% interest, principle and interest due January 1, 2014(1)(2)	32,000
Notes payable, due to an individual, 10% interest, principle and interest due January 1, 2014(1)	20,000
92,000
Less current portion	(92,000)

$-

(1)	The notes listed above represent credit lines that allow the Company to borrow up to $25,000 on each note to pay the ongoing expenses of the company.
(2)	The lender made the additional loan above the original terms and conditions of the note without amending the credit line.

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

At the adoption date of January 1, 2007, we had no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the three months ended September 30, 2013.

NOTE H – RELATED PARTY TRANSACTIONS

The Company recognized $750 of expense in the three months ended September 30, 2013, which represented the value of the rent associated with the sole officer’s home office.  This amount recognized in the third quarter in the amount of $750 was contributed to additional paid-in capital for the quarter ended September30, 2013.

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

Plan of Operations

Our business is to develop tennis management programs, tennis training programs, sales of tennis equipment and general services related to tennis.  Thermal Tennis has devoted substantially all of their time and effort to organizational and financing matters during the past few years. Through the date hereof, we have not yet generated material service revenue during this period and we have realized a net loss from operations. We generated revenues during the three months ended September 30, 2013 in the amount of $0 versus $32,427 generated during the three months ended September 30, 2012.  This was a decrease of $32,427 for the quarter due to the Company terminating its main contract with a facility in Reno and fewer programs were offered in 2013.  The Company’s net loss during the three months ended September 30, 2013 was $13,030 and for the three months ended September 30, 2012 the loss was $21,783.  The gross revenues decreased due to the reasons stated above, the net loss decreased by $8,753.  This was due to the decrease in general and administrative expenses and a gross profit loss in 2012.  These changes caused a substantial difference in the loss between the two quarters.  The Company expects that it will continue to generate operating losses.  The Company is pursuing other contracts and is seeking other business opportunities that would generate revenues and profitability for the Company.

In March 2013 the Company terminated its contract that represented over ninety percent of its gross revenues.  The Company will be conducting and expanding the High School summer camps with additional focus on High School and College training.  The Company is hoping to provide these programs on a national level and that the revenues generated from the sales of these programs will eventually lead to sufficient profitability and associated cash flows from operations.

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

Financial Condition, Capital Resources and Liquidity

As of September 30, 2013, we had total cash assets of $76, which decreased $1,683 during 2013 due to operations.  We had total assets of $76 as of September 30, 2013.  We had total current liabilities of $199,801 and working deficit and stockholders' deficit of $199,725 as of September 30, 2013.  Deficits accumulated during the history of the Company have totaled $243,980.  Our financial statements are presented on the basis that Thermal Tennis is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent accountants have noted that the Company has accumulated losses from operations and has the need to raises additional financing in order to satisfy its vendors and other creditors and execute its business plan.  These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive tennis services that meet customers' changing requirements. Should Thermal Tennis' efforts to raise additional capital through equity and/or debt financing fail, Robert Deller, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit Thermal Tennis to continue as a going concern.

At September 30, 2013 the Company has been generating revenues from operations that began in early 2009 and was still seeking capital through obtaining of additional debt in order to continue its operations. The business activities the Company has are seasonal and it receives a majority of the revenues and earnings in the second and third quarters of the calendar year.  The Company does not know if the revenues will provide sufficient earnings to cover the cost of its operations.  The Company expects the gross revenues will not be sufficient to cover all of its current operations.  The Company will have to obtain additional revenues to become profitable.  At September 30, 2013 and through the date of this filing, the Company has yet to obtain any other commitments for additional funding.  The Company expects it will have to borrow additional monies to provide enough working capital to continue its operations during the next twelve months and to execute its business plan.   In the quarter ended September 30, 2013, the Company had not received any additional funding and supported its operations through the increase in vendor financing since the beginning of the year by $17,326 and borrowings from notes payable in the amount of $15,000.  In the year ended December 31, 2012 the Company received $40,000 from borrowings.  The Company expects it will have to borrow additional funds against its credit lines to sustain operations to continue its current operations.  The Company borrowed $10,000 in April 2013 and $5,000 in July 2013 from unrelated parties.

In March 2013 the Company terminated its contract that represented over ninety percent of its gross revenues.  The Company will be conducting and expanding the High School summer camps with additional focus on High School and College training.  The Company is hoping to provide these programs on a national level and that the revenues generated from the sales of these programs will eventually lead to sufficient profitability and associated cash flows from operations.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

THERMAL TENNIS INC.

Date:	November 13, 2013	By:	/s/Robert R. Deller
Robert R. Deller, President, Secretary/Treasurer and Director