Form 10-K
period 2013-12-31
Thermal Tennis Inc.
filed 2014-02-28
CIK 1417028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer [ ]      Accelerated Filer [ ]       Non-accelerated filer  [ ]      Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter is $0.00 since there was no bid or asked price on that day being June 30, 2013.

As of February 28, 2014, the Company had outstanding 1,676,000 shares of Common Stock, $0.001 par value.

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

PART I

Item 1. Business

Introduction

Thermal Tennis Inc. (sometimes referred to hereinafter as “Thermal” and/or “Thermal Tennis”), is a corporation formed in the state of Nevada on August 25, 1999, and is committed to the growth of tennis.  Thermal previously managed the tennis operations at one athletic club and ran one summer tennis program at a high school.   Thermal canceled the contract at the athletic club on March 31, 2013 and due to previous commitments did not run any summer tennis programs.  Thermal believes that tennis is a lifetime sport and that one's life is enhanced by participation in the game.  We believe many facilities, both public and private are underutilized, poorly managed, and not marketed to the tennis community.  Thermal believes there is a very good opportunity to generate and greatly improve revenues, and create hassle free tennis management for property owners at their existing facility.  The Physical Activity Council reported, "tennis is the fastest growing traditional sport in the U.S., up 46% from 2000 to 2010."  The Tennis Industry Association President, Jon Muir stated in September, 2010, in a Forbes interview, "participation over the last six years [in tennis] is up 43%". . . "yes, tennis has been affected the past three years but is still in a growth mode."  This is the most recent statistical information we have with respect to the growth of tennis.  Accordingly, these trends may not have continued and tennis participation in the United Sates may have in fact declined and may decline in the future.

Business Description

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

Thermal Tennis has limited history due to a lapse in revenue from 2001 to 2003 and from 2006 to early 2009.  The Company obtained its first new contract since 2006 in 2009.  This was the sole contract the Company generated revenues from operations during the period of 2010 through March 31, 2013.  The contract was on a month to month basis and was cancelled by Thermal effective March 31, 2013.  In 2012, we had gross revenue from the club of $87,672 and gross revenue of $9,827 from a summer program we manage at Reno High School.   During the first quarter of 2013, we generated $10,927 in revenues from the club previous to terminating the contract.

Under its contract with the Caughlin Athletic Club (the "Club"), Thermal Tennis ran the tennis operation for the Club and received all revenue from those operations including revenue from lessons, tournaments, clinics and the like.  Costs that were allocated to Thermal Tennis under its contract with the Club included paying the tennis instructors, paying for liability insurance and workers compensation insurance, paying for periodic cleaning of the tennis courts and other miscellaneous expenses.  The Club benefited when more persons joined the Club to take advantage of its tennis opportunities because monthly Club dues are retained by the Club.  Thermal believed it could improve the gross profit as it refined the programs offered and would increase memberships, lessons, clinics and tournaments.  However, there was no guarantee that the Company would be able to increase the gross profits.  Neither was there any guarantee that the contract will not be cancelled by the tennis facility.  Therefore, due to not being able to accomplish the previous items over the last three years the Company terminated the contract.

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

Principal Products or Services and their Markets

Thermal has been in negotiations to run two additional tennis facilities at sites in Northern Nevada and Lake Tahoe. There is no guarantee that we will be successful in these negotiations.  Mr. Deller knows the coaching staff of the University of Nevada's tennis program.  Tennis players at the University have in the past been a resource as part time tennis instructors for the Company and may be available as needed in the future.   Instructors are trained by Thermal president, Bob Deller, in his teaching methods.  Mr. Deller is the Company's only employee and works on a part-time basis.  Through March 31, 2013, the Company also has a verbal arrangement with an independant contractor that administered our operations at the Caughlin Club.  We had retained on a verbal, independent contractor basis tennis instructors as needed to teach lessons at the Caughlin Club and at the tennis camp at Reno High School.  At the present time we have no instructors nor need for contract personnel.  The peak of our summer tennis season extends for approximately nine weeks beginning the third week of June and ending after the second week of August.

Thermal has had discussions with private facilities, city, parks and recreation officials and high schools to manage tennis complexes both seasonally and year round.  However, there is no guarantee we will succeed in obtaining management contracts from these sources.

Strategy

Our strategy for growth is an on-going process of negotiating contracts with tennis facilities and other athletic complexes.  Despite our efforts, our current clientele in the past consisted of managing the tennis operations at one club.  This contract was terminated March 31, 2013 by the Company.  In addition, in 2012 and 2011 we operated a summer program on the tennis courts of Reno High School.  The summer program at Reno High School for 2012 consisted of operating a tennis camp for kids, or basically teaching tennis lessons to children, on the tennis courts of Reno High School beginning June 11, 2012 and concluding July 30, 2012.  The Company charged the participants for the tennis lessons.  At the conclusion of the summer program the Company made a donation to the Reno High School Girls' Tennis Team and/or the tennis court repair account.  In 2011, we paid Reno High School $1,080 for the use of its tennis courts for our summer program.  This was a set fee negotiated prior to beginning of the 2011 summer program which turned out to be approximately 10% of the gross revenue we received.  For 2012, Reno High School did not require a set fee but will accept any donation we chose to make.  We made a donation for 2012 of $500 to the Reno High School Girls' Tennis Team.  Due to prior commitments, the Company did not run or participate in the Reno High School Girls’ Tennis Team instructions during 2013.

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

Competition

Our business is to manage tennis facilities located in resorts and other locations having tennis venues.  Most tennis venues employ a tennis professional to direct their tennis operations.  Our challenge is to demonstrate that a professional tennis management company such as Thermal Tennis can better and more economically administer a tennis facility than full time staff people.  At this time there is only one tennis facility that had chosen to use our services as opposed to directly employing a tennis professional.  This contract was terminated on March 31, 2013.  Our CEO, Mr. Deller, has personally spoken with an administrator at every tennis facility in the Northern Nevada and Lake Tahoe areas and none have suggested that other tennis management companies are also seeking their business.  Accordingly, to our knowledge there are no other tennis management companies that complete for this business in the Northern Nevada and Lake Tahoe areas.

We also conducted summer tennis programs using high school tennis facilities.  No programs were run or assisted with during 2013.  Mr. Deller has spoken with the tennis coach at each high school in the Northern Nevada and Lake Tahoe areas.  None have suggested that there are others seeking to run summer programs on their facilities.  Therefore, we know of no other tennis management company seeking this business in Northern Nevada or Lake Tahoe.

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

Number of Total Employees and Number of Full Time Employees

Thermal Tennis has had no full-time employees since its organization. Robert R. Deller, our executive officer and director has served as a part-time employee of Thermal Tennis for the past fiscal year. All other workers engaged to fulfill the Company’s prior contract have been hired on an outside contractor basis.  We anticipate that, at such time, if ever, as our financial position permits, assuming that we are successful in raising additional funds through equity and/or debt financing and/or generating a sufficient level of revenue from operations, Mr. Robert R. Deller and any other executive officers and/or directors of Thermal Tennis will receive reasonable salaries and other appropriate compensation, such as bonuses, coverage under medical and/or life insurance benefits plans and participation in stock option and/or other profit sharing or pension plans, for services as our executive officers and may receive additional fees for their attendance at meetings of the Board of Directors. Further, we may pay consulting fees to persons who perform services for us, although we have no present plans to do so.

Reports to Security Holders

You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports that we have filed electronically with the Securities and Exchange Commission at their Internet site www.sec.gov.

During the fiscal year ended December 31, 2013, we did not provide to our shareholders any annual report, proxy statement or information statement nor do we have any plans at the present time to provide any such report or reports to our shareholders.

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

As of December 31, 2013, we need outside funding sources to meet our financial obligations. For the next year, we intend to meet our financial obligations by borrowing money.  If by December 31, 2014, we are unable to sustain our operations with business revenue, we may decide to meet our obligations through the sale of equity capital, we will be issuing stock to new investors which will increase the total numbers of shares of stock that are issued and outstanding.  Accordingly, current shareholders will have their ownership of the Company diluted because following the offering they will own a smaller overall percentage of the Company.

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

Thermal Tennis is public company having the burden of filing audited financial statements annually and reviewed financial statements quarterly with the Securities and Exchange Commission.  In addition, there are also other reporting requirements.  Considerable legal and auditing expense is incurred in meeting these reporting requirements.  Our estimated costs resulting from being a public company total approximately $35,000 annually.  Because other tennis management companies may not be public companies and thereby not be under the financial burden that it brings, we may not be able to compete with these companies on a business basis within the tennis industry.

Investors will be unable to sell their securities if no market develops for those securities.

As of December 31, 2013, no market exists for our common shares.  Even though we intend to create a public market for our common shares, there can be no assurance when the market will develop or if the market will ever develop.  If we are not successful in developing a market for our common shares, investors in our company will not be able to sell their securities.

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

To sustain its business operations, the Company has borrowed money that as of December 31, 2013, totals $149,000 and has accrued interest as of that date of $44,026.  In the event the Company is not able to repay this debt, it will become difficult if not impossible for the Company to continue its business operations and to continue to develop its business plan, in which event investors in the Company will likely lose their investments.

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

Item 4.  Mine Safety Disclosures

N/A

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no “established trading market” for our shares of common stock. We are listed on the OTC Bulletin Board of the Financial Industry Regulatory Authority (“FINRA”) under the trading symbol TTNS.  Management does not expect any established trading market to develop unless and until we have material operations. In any event, no assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of “unregistered” and “restricted” shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market.  All of these persons have satisfied the six-month holding period requirement of Rule 144.  Our stock trades on a limited basis and the high and low bid prices to report are listed below.

Period	High	Low
September 30, 2012, through December 31, 2012	$1.375	$1.375

January 1, 2013 through March 31, 2013	$1.375	$1.375

April 1, 2013 through June 30, 2013	$2.50	$1.375

July 1, 2013 through September 30, 2013	$2.00	$2.00

October 1, 2013 through December 31, 2013	$2.00	$1.85

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	None

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not issue any unregistered securities during the calendar year ended December 31, 2013.

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

For the fiscal years ended December 31, 2013 and 2012

During the last two years we have not generated significant revenues and have realized a net loss from operations. We generated revenues in 2013 of $10,927 versus $97,499 for the year ended December 31, 2012.  The substantial decrease in revenues was due to the Company terminating its one contract on March 31, 2013.  The Company’s net loss during the years ended December 31, 2013 and 2012 were $47,073 and $59,719.  The reason for the decrease in the loss was due to the reduction in additional administrative costs to list the Company’s stock onto the OTC.BB markets from 2012 to 2013.  Until additional clients are obtained, the Company expects that it will continue to generate operating losses.

The cost of sales for 2013 was $9,360 versus $92,156 for 2012.  The gross profit was $1,567 for 2013 versus $5,343 for 2012.  The operations in both years provided minimal cash flows to cover its general and administrative expenses.

General and administrative expenses for the years ended December 31, 2013 and 2012 were $35,168 and $55,092, respectively.  The major decrease in the general and administrative expenses were due to a reduction of additional costs related to the change in reporting requirements and professional fees incurred in the attempt to list the company’s securities onto the OTC Markets.  We filed an S-1 during 2008 and it became effective July 24, 2008. We expected that these offering proceeds would have satisfied our cash requirements for at least a year and that it would not have been necessary, during that period, to raise additional funds to meet the expenditures required for operating our business. However, certain parties have lent $25,000 and $40,000 in 2013 and 2012, and additional funds will be needed to continue on its limited operations.  We do not anticipate the performance of any research and development during the next 12 months.

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

Financial Condition, Capital Resources and Liquidity

As of December 31, 2013, we had total cash assets of $3,139, which was derived from operations and loans made to the company. We had total current liabilities of $211,711 and working capital deficit of $208,572, and a stockholders' deficit of $208,572 as of December 31, 2013.  Deficits accumulated during the history of the company have totaled $206,503.  Our financial statements are presented on the basis that Thermal Tennis is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent accountants have noted that the Company has accumulated losses from operations and has the need to raise additional financing in order to satisfy its vendors and other creditors and execute its business plan.  These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive tennis services that meet customers' changing requirements. Should Thermal Tennis' efforts to raise additional capital through equity and/or debt financing fail, Robert Deller, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit Thermal Tennis to continue as a going concern.

At December 31, 2013 the Company had minimal operations and was obtaining additional debt in order to continue current operations. At December 31, 2013 and through the date of this filing, the Company has yet to obtain any other commitments for additional funding.  In the years ended December 31, 2013 and 2012, the Company received $25,000 and $40,000 in proceeds from debt.  The Company expects it will have to borrow additional funds against its credit lines to sustain operations until the offering of its securities is completed.

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

 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 8. Financial Statements and Supplementary Data.

Thermal Tennis Inc.

Financial Statements as of December 31, 2013 and 2012
and for the years ended December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TABLE OF CONTENTS

                                                                                                                           Page

Report of Independent Registered Public Accounting Firm                       20

Balance Sheets-December 31, 2013 and 2012                                                 21

Statements of Operations for the years ended December 31, 2013
and 2012                                                                                                               22

Statements of Stockholders' Deficit for the years ended
December 31, 2013 and 2012                                                                              23

Statements of Cash Flows for the years ended December 31, 2013
and 2012                                                                                                               24

Notes to Financial Statements                                                                       25-32

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Thermal Tennis, Inc.
Reno, Nevada

We have audited the accompanying balance sheets of Thermal Tennis, Inc. as of December 31, 2013 and 2012, and the related statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thermal Tennis, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
February 28, 2014

THERMAL TENNIS INC.

BALANCE SHEETS
December 31, 2013 and 2012

ASSETS

	2013	2012
CURRENT ASSETS:
Cash	$3,139	$1,759
Accounts receivable, net	-	819
Prepaids	-	458

Total Current Assets	3,139	3,036

TOTAL ASSETS	$3,139	$3,036

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$23,794	$14,921
Accounts payable and accrued expenses-Related parties	38,917	28,614
Notes payable-Current maturities	47,000	32,000
Notes payable-Related Parties-Current maturities	102,000	92,000

Total Current Liabilities	211,711	167,535

LONG-TERM LIABILITIES:
Note payable	-	-

Total Liabilities	211,711	167,535

STOCKHOLDERS' DEFICIT:
Capital stock, $.001 par value; 75,000,000 shares authorized;
1,676,000 shares issued and outstanding
at December 31, 2013 and 2012, respectively	1,676	1,676
Additional paid-in capital	43,328	40,328
Accumulated deficit	(253,576)	(206,503)

Total Stockholders' Deficit	(208,572)	(164,499)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,139	$3,036

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2013 and 2012

	2013	2012

SALES, Net of Returns, Allowances and Discounts	$10,927	$97,499

COST OF SALES	9,360	92,156

GROSS PROFIT	1,567	5,343

EXPENSES:
General and administrative expenses	35,168	55,092

TOTAL OPERATING EXPENSES	35,168	55,092

LOSS BEFORE OTHER (EXPENSE) AND INCOME TAXES	(33,601)	(49,749)

OTHER (EXPENSE)
Interest expense	(4,108)	(1,886)
Interest expense-Related parties	(9,364)	(8,084)

Total other (expense)	(13,472)	(9,970)

LOSS BEFORE INCOME TAXES	(47,073)	(59,719)

PROVISIONS FOR INCOME TAXES	-	-

NET LOSS	$(47,073)	$(59,719)

BASIC LOSS PER SHARE	$(0.03)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,676,000	1,676,000

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2013 and 2012

			Additional
	Capital Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2011	1,676,000	$1,676	$37,328	$(146,784)	$(107,780)

Contribution of rent expense	-	-	3,000	-	3,000

Net loss for the year ended December 31, 2012	-	-	-	(59,719)	(59,719)

BALANCE, December 31, 2012	1,676,000	1,676	40,328	(206,503)	(164,499)

Contribution of rent expense	-	-	3,000	-	3,000

Net loss for the year ended December 31, 2013	-	-	-	(47,073)	(47,073)

BALANCE, December 31, 2013	1,676,000	$1,676	$43,328	$(253,576)	$(208,572)

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013 and 2012

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,073)	$(59,719)
Adjustments to reconcile net loss to net cash (used)/provided in operating activities:
Contribution of rent expense by a related party	3,000	3,000
Changes in assets and liabilities:
Decrease in accounts receivable	819	315
(Increase) decrease in prepaids	458	(13)
Increase in accrued expenses-Related parties	10,303	8,084
Increase in accounts payable and accrued expenses	8,873	4,242

Net cash (used) by operating activities	(23,620)	(44,091)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	15,000	20,000
Increase in notes payable-Related parties	10,000	20,000

Net cash provided by financing activities	25,000	40,000

Net increase (decrease) in cash	1,380	(4,091)

CASH AT BEGINNING PERIOD	1,759	5,850

CASH AT END OF PERIOD	$3,139	$1,759

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$-

Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The Company reserved $0 as a bad debt reserve for the years ended December 31, 2013 and 2012, respectively.

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

The fair value of the Company’s debt as of December 31, 2013 and 2012, approximated fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of December 31, 2013 and 2012 because of the relative short term nature of these instruments. At December 31, 2013 and 2012, the fair value of the Company’s debt approximates carrying value.

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

For the period ended December 31, 2013 and 2012, there were no dilutive securities that would have had an anti-dilutive effect and all the shares outstanding were included in the calculation of diluted net income per common share.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present financial statements.

NOTE   3 – Financial Condition and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company generated a net loss from its operations in 2013, the Company has a Accumulated Deficit, and a Stockholders’ Deficit.  These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieving future profitable operations.

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

At the adoption date of January 1, 2007, we had no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the year ended December 31, 2013.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of December 31, 2013, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2010-2013 federal returns remain open to examination.

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

The provision (benefit) for income taxes for the year ended December 31, 2013 and 2012 consists of the following:

	2013	2012
Federal:
Current	$-	$-
Deferred	-	-

State:
Current	-	-
Deferred	-	-

	$-	$-

Net deferred tax assets consist of the following components as of December 31, 2013 and 2012:

	2013		2012

Deferred tax assets:
Accrued expenses		$13,232	$9,729
Operating Loss		82,993	66,988

Valuation allowance		(96,225)	(76,717)

Net deferred tax asset	$		$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 34% to pretax income from continuing operations of the years ended December 31, 2013 and 2012 due to the following:

	2013	2012

Book (Loss)	$(16,005)	$(20,305)
Related party accrual	3,503	2,749
Allowance for doubtful accounts	-	(581)
Valuation allowance	(12,502)	(10,379)

Income Tax Expense	$-	$-

NOTE 5 – Notes Payable

The Company’s notes payable consists of the following:
	December 31,
	2013	2012
Note payable, due to an individual, 10% interest, principle and interest due July 1, 2014	$27,000	$22,000
Notes payable, due to an individual, 10% interest, principle and interest due July 1, 2014	5,000	-
Notes payable, due to an individual, 10% interest, principle and interest due July 1, 2014	5,000	-
Notes payable, due to an individual, 10% interest, principle and interest due July 1, 2014	5,000	5,000
Notes payable, due to an individual, 10% interest, principle and interest due July 1, 2014	5,000	5,000
	47,000	32,000
Less current portion	(47,000)	-

	$-	$-

Future maturities of notes payable are as follows:

Years Ending December 31:

2014	$47,000

NOTE 6 – Notes Payable-Related Parties

The Company’s notes payable to related parties consists of the following:

	December 31,
	2013	2012
Notes payable, due to an individual, 10% interest, principle and interest due July 1, 2014(1)(2)	$50,000	$40,000
Notes payable, due to an individual, 10% interest, principle and interest due July 1, 2014(1)(2)	32,000	32,000
Notes payable, due to an individual, 10% interest, principle and interest due July 1, 2014	20,000	20,000
	102,000	92,000
Less current portion	(102,000)	(92,000)

	$-	$-

Future maturities of long-term debt to related parties are as follows:

Years Ending December 31:

2014	$102,000

(1)	The notes listed above represent credit lines that allow the Company to borrow up to $25,000 on each note to pay the ongoing expenses of the company.
(2)	The lender made the additional loan above the original terms and conditions of the note without amending the credit line.

NOTE 7 - Related Party Transactions

The Company recognized $3,000 of expense in 2013 and 2012, which represented the value of the rent associated with the sole officer’s home office

The President provided certain contract services in 2013 and 2012 and was paid $0 and $4,822 for these services, respectively.

The Company accrued interest expense on the notes listed in Note 6 in the amount of $9,364 and $8,084 for the years ended December 31, 2013 and 2012, respectively.  The total interest owed at December 31, 2013 on the related party notes amounts to $38,917.

The President of the Company loaned in the year ended December 31, 2012, as described in Note 6 under notes payable-related parties, $20,000 that is due July 1, 2014 with interest at 10%.

The President of the Company loaned in the year ended December 31, 2013, as described in Note 6 under notes payable-related parties, $10,000 that is due July 1, 2014 with interest at 10%.

NOTE 8 – Subsequent Events

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there is the following subsequent event to disclose.

Subsequent to  the end of  the fiscal year ended December 31, 2013, the Company borrowed $25,000 from Cohort Capital L.L.C., a Nevada limited liability company.  Interest accrues on the loan at the rate of 10% per annum.  All principal and interest is due and payable on July 1, 2014.

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

Our management, including our sole executive and accounting officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, our management concluded that there are multiple material weaknesses in our internal control over financial reporting.  A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2013.

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

During the most recent fiscal year ended December 31, 2013, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Business Experience
Our sole officer is Robert R. Deller.   As such, Mr. Deller is our President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary and Treasurer.  Mr. Deller is also our sole director.  Mr. Deller is 59 years old.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Each person who, at any time during the fiscal year ended December 31, 2013, was a director, officer or beneficial owner of more than 10% of our common stock includes Robert R. Deller, Jeff W. Holmes and Ascendiant Capital.  During the fiscal year ended December 31, 2013, each of these persons or entities failed to file a Form 3.  During the fiscal year there were no transactions that were not reported.

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

Item 11. Executive Compensation

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Stock Awards ($)	Total ($)
Robert R. Deller	2010	0	0	0
	2011	0	0	0
	2012	0	0	0
	2013	0	0	0

During 2013, we paid no salary to any officer or director of the Company.  The only amount paid to Mr. Deller was $0 and $4,822 for 2013 and 2012 for teaching certain lessons on the one contract the Company previously fulfilled.

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

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of December 31, 2013:

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

Item 14.  Principal Accounting Fees and Services

The Following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2013 and 2012:

	2013	2012
Fee Category
Audit Fees	$15,000	$18,000
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$15,000	$18,000

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

Item. 15. Exhibits

Exhibit No.	Exhibit Name
31.1	Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.
101	XBRL Files

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERMAL TENNIS INC.

By: /s/ Robert R. Deller
-----------------------------------------------------
Robert R. Deller, Chief Executive Officer

Date: February 28, 2014

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert R. Deller
-----------------------------------------
Robert R. Deller, Director and
Principal Executive Officer
Principal Financial Officer

Date: February 28, 2014