Form 10-Q
period 2014-03-31
Thermal Tennis Inc.
filed 2014-05-13
CIK 1417028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 13, 2014 – 1,676,000 shares of common stock.

THERMAL TENNIS INC.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

THERMAL TENNIS INC.

BALANCE SHEETS
MARCH 31, 2014 AND DECEMBER 31, 2013

ASSETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
CURRENT ASSETS:
Cash	$9,119	$3,139

Total Current Assets	9,119	3,139

TOTAL ASSETS	$9,119	$3,139

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,582	$23,794
Accounts payable and accrued expenses-Related parties	41,432	38,917
Notes payable	72,000	47,000
Notes payable-Related parties	102,000	102,000

Total Liabilities	223,014	211,711

STOCKHOLDERS' DEFICIT:
Capital stock, $.001 par value; 75,000,000 shares authorized;
1,676,000 shares issued and outstanding
at March 31, 2014 and December 31, 2013, respectively	1,676	1,676
Additional paid-in capital	44,078	43,328
Accumulated deficit	(259,649)	(253,576)

Total Stockholders' Deficit	(213,895)	(208,572)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,119	$3,139

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	March 31,	March 31,
	2014	2013
	(Unaudited)	(Unaudited)

SALES, Net of Returns, Allowances and Discounts	$-	$10,903

COST OF SALES	-	8,778

GROSS PROFIT	-	2,125

EXPENSES:
General and administrative expenses	13,978	12,922

TOTAL OPERATING EXPENSES	13,978	12,922

(LOSS) BEFORE OTHER INCOME/(EXPENSE) AND INCOME TAXES	(13,978)	(10,797)

OTHER INCOME/(EXPENSE)
Gain on forgiveness of debt	11,956	-
Interest expense	(1,536)	(789)
Interest expense-Related parties	(2,515)	(2,269)

Total other income/(expense)	7,905	(3,058)

LOSS BEFORE INCOME TAXES	(6,073)	(13,855)

PROVISIONS FOR INCOME TAXES	-	-

NET LOSS	$(6,073)	$(13,855)

BASIC LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,676,000	1,676,000

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	March 31,	March 31,
	2014	2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,073)	$(13,855)
Adjustments to reconcile net loss to net cash used
in operating activities:
Contribution of rent expense by a related party	750	750
Changes in assets and liabilities:
(Increase) in accounts receivable	-	(160)
Decrease in prepaids	-	458
Increase in accounts payable and accrued expenses-Related parties	2,515	2,269
(Decrease)/increase in accounts payable and accrued expenses	(16,212)	12,238

Net cash provided/(used) by operating activities	(19,020)	1,700

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	25,000	-

Net cash provided by financing activities	25,000	-

Net increase in cash	5,980	1,700

CASH AT BEGINNING PERIOD	3,139	1,759

CASH AT END OF PERIOD	$9,119	$3,459

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$-

Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

CONDENSED NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - PRESENTATION

The balance sheets of the Company as of March 31, 2014 and December 31, 2013, the related statements of operations for the three months ended March 31, 2014 and 2013 and the statements of cash flows for the three months ended March 31, 2014 and 2013, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this set of financial statements should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2013.

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

NOTE C - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company generated a net loss from its operations in 2013 and 2012.  Additionally, the revenue base of the Company is seasonal and the Company receives a majority of its revenues in the second and third quarters of the calendar year.  It also sustained operating losses in prior years. Additionally, due to the current and prior year net operating loss, the Company currently has a deficit in its stockholders’ equity account.  These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieving future profitable operations.

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

NOTE D – NOTES PAYABLE

The Company’s notes payable, all due currently, consists of the following:

March 31, 2014
Notes payable, due to an individual, 10% interest, principal and interest due July 1, 2014	$27,000
Note payable, due to an individual, 10% interest, principal and interest due July 1, 2014	5,000
Note payable, due to an individual, 10% interest, principal and interest due July 1, 2014	5,000
Note payable, due to an individual, 10% interest, principal and interest due July 1, 2014	5,000
Note payable, due to an individual, 10% interest, principal and interest due July 1, 2014	5,000
Note payable, due to an individual, 10% interest, principal and interest due July 1, 2014	25,000
72,000
Less current portion	(72,000)
$-

NOTE E – NOTES PAYABLE-RELATED PARTIES

The Company’s related party notes payable, all due currently, consists of the following:
March 31,
2014
Note payable, due to an individual, 10% interest, principle and interest due July 1, 2014	$50,000
Notes payable, due to an individual, 10% interest, principle and interest due July 1, 2014(1)(2)	32,000
Notes payable, due to an individual, 10% interest, principle and interest due July 1, 2014(1)	20,000
102,000
Less current portion	(102,000)

$-

(1)	The notes listed above represent credit lines that allow the Company to borrow up to $25,000 on each note to pay the ongoing expenses of the company.
(2)	The lender made the additional loan above the original terms and conditions of the note without amending the credit line.

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

At the adoption date of January 1, 2007, we had no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the three months ended March 31, 2014.

NOTE H – RELATED PARTY TRANSACTIONS

The Company recognized $750 of expense in the three months ended March 31, 2014, which represented the value of the rent associated with the sole officer’s home office.  This amount recognized in the first quarter in the amount of $750 was contributed to additional paid-in capital for the quarter ended March 31, 2014.

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

Plan of Operations

Our business is to develop tennis management programs, tennis training programs, sales of tennis equipment and general services related to tennis.  Thermal Tennis has devoted substantially all of their time and effort to organizational and financing matters during the past few years. Through the date hereof, we have not yet generated material service revenue during this period and we have realized a net loss from operations. We generated revenues during the three months ended March 31, 2014 in the amount of $0 versus $10,903 generated during the three months ended March 31, 2013.  This was a decrease of $10,903 for the quarter due to the Company terminating its main contract with a facility in Reno and no programs being offered in early 2014.  The Company’s net loss during the three months ended March 31, 2014 was $6,073 and for the three months ended March 31, 2013 the loss was $13,855.  The gross revenues decreased due to the reasons stated above, the net loss decreased by $7,782.  This was due to a settlement with our corporate attorney that resulted in a gain from the forgiveness of debt in the amount of $11,956.  These changes caused a substantial difference in the loss between the two quarters.  The Company expects that it will continue to generate operating losses.  The Company is pursuing other contracts and is seeking other business opportunities that would generate revenues and profitability for the Company.

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

Financial Condition, Capital Resources and Liquidity

As of March 31, 2014, we had total cash assets of $9,119, which increased $5,980 during 2014 due to the Company borrowing $25,000 in the first quarter.  We had total assets of $9,119 as of March 31, 2014.  We had total current liabilities of $223,014 and working deficit and stockholders' deficit of $213,895 as of March 31, 2014.  Deficits accumulated during the history of the Company have totaled $259,649.  Our financial statements are presented on the basis that Thermal Tennis is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent accountants have noted that the Company has accumulated losses from operations and has the need to raises additional financing in order to satisfy its vendors and other creditors and execute its business plan.  These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive tennis services that meet customers' changing requirements. Should Thermal Tennis' efforts to raise additional capital through equity and/or debt financing fail, Robert Deller, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit Thermal Tennis to continue as a going concern.

At March 31, 2014 the Company has been generating revenues from operations that began in early 2009 and was still seeking capital through obtaining of additional debt in order to continue its operations. The business activities the Company has are seasonal and it receives a majority of the revenues and earnings in the second and third quarters of the calendar year.  The Company does not know if the revenues will provide sufficient earnings to cover the cost of its operations.  The Company expects the gross revenues will not be sufficient to cover all of its current operations.  The Company will have to obtain additional revenues to become profitable.  At March 31, 2014 and through the date of this filing, the Company has yet to obtain any other commitments for additional funding.  The Company expects it will have to borrow additional monies to provide enough working capital to continue its operations during the next twelve months and to execute its business plan.   In the quarter ended March 31, 2014, the Company had not received any additional funding and supported its operations through the borrowings from notes payable in the amount of $25,000.  In the year ended December 31, 2013 the Company received $25,000 from borrowings.  The Company expects it will have to borrow additional funds against its credit lines to sustain operations to continue its current operations.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processes, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

THERMAL TENNIS INC.

Date:	May 13, 2014	By:	/s/Robert R. Deller
Robert R. Deller, President, Secretary/Treasurer and Director