Form 10-Q
period 2014-06-30
Thermal Tennis Inc.
filed 2014-07-24
CIK 1417028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  July 24, 2014 – 1,676,000 shares of common stock.

THERMAL TENNIS INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

THERMAL TENNIS INC.

CONDENSED BALANCE SHEETS
JUNE 30, 2014 AND DECEMBER 31, 2013

ASSETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
CURRENT ASSETS:
Cash	$2,930	$3,139

Total Current Assets	2,930	3,139

TOTAL ASSETS	$2,930	$3,139

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,377	$23,794
Accounts payable and accrued expenses-Related parties	44,357	38,917
Notes payable	72,000	47,000
Notes payable-Related parties	102,000	102,000

Total Current Liabilities	228,734	211,711

LONG-TERM LIABILITIES:
Note payable	-	-

Total Liabilities	228,734	211,711

STOCKHOLDERS' DEFICIT:
Capital stock, $.001 par value; 50,000,000 shares authorized;
1,676,000 shares issued and outstanding
at June 30, 2014 and December 31, 2013, respectively	1,676	1,676
Additional paid-in capital	44,828	43,328
Accumulated deficit	(272,308)	(253,576)

Total Stockholders' Deficit	(225,804)	(208,572)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,930	$3,139

The accompanying  notes are an integral part of these financial statements.

THERMAL TENNIS INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
AND THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

SALES, Net of Returns, Allowances and Discounts	$-	$10,927	$-	$24

COST OF SALES	-	8,779	-	-

GROSS PROFIT	-	2,148	-	24

EXPENSES:
General and administrative expenses	22,299	20,269	8,321	7,324

TOTAL OPERATING EXPENSES	22,299	20,269	8,321	7,324

(LOSS) BEFORE OTHER (EXPENSE) AND INCOME TAXES	(22,299)	(18,121)	(8,321)	(7,300)

OTHER INCOME/(EXPENSE)
Gain on forgiveness of debt	11,956	-	-	-
Interest expense	(3,331)	(1,764)	(1,795)	(975)
Interest expense-Related parties	(5,058)	(4,562)	(2,543)	(2,293)

Total other income/(expense)	3,567	(6,326)	(4,338)	(3,268)

LOSS BEFORE INCOME TAXES	(18,732)	(24,447)	(12,659)	(10,568)

PROVISIONS FOR INCOME TAXES	-	-	-	-

NET LOSS	$(18,732)	$(24,447)	$(12,659)	$(10,568)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,676,000	1,676,000	1,676,000	1,676,000

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	June 30,	June 30,
	2014	2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,732)	$(24,447)
Adjustments to reconcile net loss to net cash used
in operating activities:
Contribution of rent expense by a related party	1,500	1,500
Changes in assets and liabilities:
Decrease in accounts receivable	-	820
Decrease in prepaids	-	458
Increase in accounts payable and accrued expenses-Related parties	5,439	4,562
Increase/(decrease) in accounts payable and accrued expenses	(13,416)	6,094

Net cash (used) by operating activities	(25,209)	(11,013)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	25,000	10,000

Net cash provided by financing activities	25,000	10,000

Net (decrease) in cash	(209)	(1,013)

CASH AT BEGINNING PERIOD	3,139	1,759

CASH AT END OF PERIOD	$2,930	$746

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$-

Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these financial statements.

THERMAL TENNIS INC.

CONDENSED NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - PRESENTATION

The balance sheets of the Company as of June 30, 2014 and December 31, 2013, the related statements of operations for the six months and three months ended June 30, 2014 and 2013 and the statements of cash flows for the six months ended June 30, 2014 and 2013, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended June 30, 2014 and 2013 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this set of financial statements should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2013.

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

The Company's notes payable, all due currently, consists of  the following;

June 30, 2014
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

At the adoption date of January 1, 2007, we had no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the three months ended June 30, 2014.

NOTE H – RELATED PARTY TRANSACTIONS

The Company recognized $750 of expense in the three months ended June 30, 2014, which represented the value of the rent associated with the sole officer’s home office.  This amount recognized in the second quarter in the amount of $750 was contributed to additional paid-in capital for the quarter ended June 30, 2014.

NOTE I – LETTER OF INTENT

The Company signed a letter of intent on June 20, 2014 to purchase 100% of the ownership interests of CannaSys, LLC.  The Company hopes that this business opportunity will generate revenues and profitability for the Company.

NOTE J – SUBSEQUENT EVENT

The Company has evaluated subsequent events pursuant to ASC 855 and has determined that there were no reportable subsequent events.

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

Plan of Operations

Our business is to develop tennis management programs, tennis training programs, sales of tennis equipment and general services related to tennis.  Thermal Tennis has devoted substantially all of their time and effort to organizational and financing matters during the past few years. Through the date hereof, we have not yet generated material service revenue during this period and we have realized a net loss from operations. We generated revenues during the three months ended June 30, 2014 in the amount of $0 versus $24 generated during the three months ended June 30, 2013.  This was a decrease of $24 for the quarter due to the Company terminating its main contract with a facility in Reno and no programs being offered in early 2014.  The Company’s net loss during the three months ended June 30, 2014 was $12,659 and for the three months ended June 30, 2013 the loss was $10,568.  The gross revenues decreased due to the reasons stated above, the net loss increased by $2,091.  This was due to an increase in the interest expense from the increase in the amount of short term debt and a small increase in administrative costs.  These changes caused a fairly substantial difference in the loss between the two quarters.  The Company expects that it will continue to generate operating losses.  The Company is pursuing other contracts and is seeking other business opportunities that would generate revenues and profitability for the Company.

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

The Company signed a letter of intent on June 20, 2014 to purchase 100% of the ownership interests of CannaSys, LLC.  The Company hopes that this business opportunity will generate revenues and profitability for the Company.

The Company expects even if it closes the LOI mentioned above, it will have to continue to borrow money to sustain its operations in the next twelve months.  We do not anticipate the performance of any research and development during the next 12 months.

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

Financial Condition, Capital Resources and Liquidity

As of June 30, 2014, we had total cash assets of $2,939, which decreased $209 during 2014 even with the Company borrowing $25,000 in the first quarter.  We had total assets of $2,930 as of June 30, 2014.  We had total current liabilities of $228,734 and working deficit and stockholders' deficit of $225,804 as of June 30, 2014.  Deficits accumulated during the history of the Company have totaled $272,308.  Our financial statements are presented on the basis that Thermal Tennis is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent accountants have noted that the Company has accumulated losses from operations and has the need to raises additional financing in order to satisfy its vendors and other creditors and execute its business plan.  These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive tennis services that meet customers' changing requirements. Additionally, the Company signed a letter of intent on June 20, 2014 to purchase 100% of the ownership interests of CannaSys, LLC.  The Company hopes that this business opportunity will generate revenues and profitability for the Company.  Should Thermal Tennis' efforts to raise additional capital through equity and/or debt financing fail, Robert Deller, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit Thermal Tennis to continue as a going concern.

At June 3, 2014 the Company has been generating revenues from operations that began in early 2009 and was still seeking capital through obtaining of additional debt in order to continue its operations. The business activities the Company has are seasonal and it receives a majority of the revenues and earnings in the second and third quarters of the calendar year.  Even with the acquisition mentioned above, the Company does not know if the revenues will provide sufficient earnings to cover the cost of its operations.  The Company expects the gross revenues will not be sufficient to cover all of its current operations.  The Company will have to obtain additional revenues to become profitable.  At June 30, 2014 and through the date of this filing, the Company has yet to obtain any other commitments for additional funding.  The Company expects it will have to borrow additional monies to provide enough working capital to continue its operations during the next twelve months and to execute its business plan.   In the quarter ended June 30, 2014, the Company had not received any additional funding and supported its operations through the borrowings during the prior quarter from notes payable in the amount of $25,000.  In the year ended December 31, 2013 the Company received $25,000 from borrowings.  The Company expects it will have to borrow additional funds against its credit lines to sustain operations to continue its current operations.

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

Additionally, the Company signed a letter of intent on June 20, 2014 to purchase 100% of the ownership interests of CannaSys, LLC.  The Company hopes that this business opportunity will generate revenues and profitability for the Company.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processes, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

THERMAL TENNIS INC.

Date:	July 24, 2014	By:	/s/Robert R. Deller
Robert R. Deller, President, Secretary/Treasurer and Director