Form 10-Q
period 2014-09-30
CANNASYS INC
filed 2014-11-14
CIK 1417028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File No. 000-54476

CANNASYS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0367706
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1720 S Bellaire Street, Suite 325
Denver, CO  80222
(Address of principal executive offices and zip code)

(800) 420-4866
(Registrant’s telephone number, including area code)

Thermal Tennis Inc.
7951 East Maplewood Avenue, Suite 328
Greenwood Village, Colorado 80111
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 4, 2014, there were 10,834,755 shares of common stock, $0.001 par value, outstanding.

CANNASYS, INC. AND SUBSIDIARIES
(Formerly Thermal Tennis Inc.)
Form 10-Q for the Three Months Ended September 30, 2014

PART I

ITEM 1.  FINANCIAL INFORMATION

CANNASYS, INC. (f/k/a THERMAL TENNIS INC.) AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$687,548	$88,389
Prepaid expenses and other assets	--	1,685
Total Current Assets	687,548	90,074

Total Assets	$687,548	$90,074

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$16,080	$10,000
Accrued expenses	24,341	2,579
Due to related parties	1,320	--
Total Current Liabilities	41,741	12,579

Total Liabilities	41,741	12,579

Stockholders’ Equity
Preferred stock, $0.001 par value, 5,000,000 authorized as of September 30, 2014, and December 31, 2013; -0- and -0- shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	--	--
Common stock, $0.001 par value, 75,000,000 authorized as of September 30, 2014, and December 31, 2013; 10,398,088 and 3,960,000 shares issued and outstanding as of September 30, 2014, and December 31, 2013, respectively	10,398	3,960
Additional paid-in capital	1,860,770	106,028
Stock subscriptions payable	252,000	--
Accumulated deficit	(1,477,361)	(32,493)
Total Stockholders’ Equity	645,807	77,495

Total Liabilities and Stockholders’ Equity	$687,548	$90,074

The accompanying notes are an integral part of these consolidated financial statements.

CANNASYS, INC. (f/k/a THERMAL TENNIS INC.) AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Sales revenue	$1,627	$--	$1,627	$--
Cost of goods sold	(1,832)	--	(8,874)	--
Gross Profit	(205)	--	(7,247)	--

Operating Expenses:
Compensation expense	1,012,500	--	1,012,500	--
Salary and wages expense	85,898	--	136,247	--
General and administrative	95,314	--	131,184	--
Research and development expense	13,496	--	157,690	--
Total Operating Expenses	1,207,208	--	1,437,621	--

Loss from Operations before income taxes	(1,207,413)	--	(1,444,868)	--

Provision for income taxes	--	--	--	--

Net loss	$(1,207,413)	$--	$(1,444,868)	$--

Basic and diluted loss per common share	$(0.13)	$--	$(0.24)	$--

Weighted average number of common shares outstanding	9,065,217	--	6,020,440	--

The accompanying notes are an integral part of these consolidated financial statements.

CANNASYS, INC. (f/k/a THERMAL TENNIS INC.) AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30, 2014	September 30, 2013

Cash flow from operating activities
Net loss	$(1,444,868)	$--
Change in operating assets and liabilities:
Prepaids and other assets	1,685	--
Due to related parties	1,320	--
Accounts payable	20,361	--
Accrued expenses	1,032,942	--
Net cash used in operating activities	(388,560)	--

Cash flow provided by investing activities
Cash acquired in merger between CannaSys and Thermal Tennis	35,719	--
Net cash provided by investing activities	35,719	--

Cash flow provided by financing activities
Loan proceeds	500,000	--
Stock issued for cash	200,000	--
Proceeds from stock subscription payable	252,000	--
Net cash provided by financing activities	952,000	--

Net increase in cash	599,159	--
Cash at beginning of the period	88,389	--
Cash at end of the period	$687,548	$--

Supplemental Disclosures:
Interest paid	$--	$--
Income taxes paid	$--	$--

The accompanying notes are an integral part of these consolidated financial statements.

CANNASYS, INC. (f/k/a THERMAL TENNIS INC.) AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Note 1.  Nature of Organization and Summary of Significant Accounting Policies

Organization

Thermal Tennis Inc. was organized as a Nevada corporation on August 25, 1999.  On August 15, 2014, we entered into an Agreement and Plan of Merger to combine our business and activities with CannaSys, Inc., a privately held Colorado corporation focused on providing services to the cannabis industry (“CannaSys”), into a single entity (the “Merger”).  CannaSys was originally formed on October 4, 2013, as a limited liability company, and converted to a corporation on June 26, 2014.  Under the terms of the merger agreement, our wholly owned subsidiary formed to effectuate the Merger was merged with and into CannaSys, the surviving entity, which then became our wholly owned subsidiary.  By operation of the Merger, which was effective August 15, 2014, all of the CannaSys outstanding common stock was converted into a total of 6,000,000 shares of our common stock, which constitutes 57.70% of our total issued and outstanding common stock.  Our shareholders prior to the merger retained an aggregate of 4,398,088 shares of common stock.  We had no outstanding options or warrants to purchase shares of common stock.

Due to the CannaSys shareholders controlling Thermal Tennis after the Merger, CannaSys was considered the accounting acquirer.  The transaction was therefore recognized as a reverse acquisition of Thermal Tennis by CannaSys.  The accompanying consolidated financial statements are those of CannaSys for all periods prior to the Merger.

In connection with the closing of the Merger and after meeting the requirements of the Securities Exchange Act of 1934, as amended, on November 12, 2014, we filed amended and restated articles of incorporation with the Nevada Secretary of State that: (i) changed our name to CannaSys, Inc.; (ii) increased our authorized capital stock to 80,000,000 shares, consisting of 75,000,000 shares of common stock and 5,000,000 shares of preferred stock; (iii) authorized 5,000,000 shares of preferred stock; and (iv) made other modernizing, nonmaterial changes to our articles of incorporation.  Changing the corporate name to CannaSys, Inc. was a condition to the Merger transaction.  The name change better reflects the nature of our principal business operations and will become effective in the OTC market when FINRA announces the effective date of the name change.  We are in the process of applying for a new CUSIP number and trading symbol.

Nature of Business

We provide technology services in the ancillary space of the cannabis industry.  We are a technology company and we do not produce, sell, or handle in any manner cannabis products.

As the current cannabis industry grows and gains momentum around the country, technology needs for the industry have been largely underserved.  Our focus on this niche element of the industry creates many efficient and profitable tools for both industry owners and consumers.

Our business consists of two product concepts—CannaTrade and CannaCash—that together serve the entire cannabis industry from grower-wholesaler to end-user.

CannaTrade is a technology to facilitate a wholesale marketplace for cannabis and its related products by serving as a mobile and web-based service where licensed producers and retailers can make a market-rate-based exchange.  CannaTrade’s real-time trading platform will be unique to the industry and ultimately will create an efficient marketplace as more states legalize marijuana.

CannaCash will create a reward points system and dynamic gift card program for recreational and medical cannabis consumers as well as a private label gift card.  The technology program will allow retailers to create loyalty programs that can be effectively managed and to reach a broader consumer base.  CannaCash will also provide consumers with an efficient way to populate a card with cash value and begin using the points-based rewards program.

Basis of Preparation

The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements.  In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information.  All intercompany transactions have been eliminated in consolidation.  Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year.  The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in Exhibit 99.01 of Form 8-K filed August 21, 2014.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and transactions of CannaSys, the accounting acquirer, from the date of its inception on October 4, 2013, and refer to the consolidated entity after taking the Merger transaction into effect.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying consolidated financial statements, we have a limited operating history and have suffered operating losses since our inception (October 4, 2013).  These factors, among others,  raise substantial doubt regarding our ability to continue as a going concern.

Since inception, we have relied upon our officers and certain shareholders to contribute capital to maintain our limited operations.  We cannot assure that we will be successful in raising additional capital, if required, to continue our operations.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and/or liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to meet our obligations on a timely basis and, ultimately, to attain profitability.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles permits management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  We had no financial instruments that qualified as cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash and current liabilities approximate fair value because of the short-term maturity of these items.  These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  We do not hold or issue financial instruments for trading purposes and we do not use derivative instruments.

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

• Level 1:Quoted prices in active markets for identical assets or liabilities.

• Level 2:Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.

• Level 3:Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Earnings (Loss) per Common Share

We report earnings (loss) per share using a dual presentation of basic and diluted earnings (loss) per share.  Basic earnings (loss) per share excludes the impact of common stock equivalents.  Diluted earnings (loss) per share uses the average market price per share when applying the treasury stock method in determining common stock equivalents.  At September 30, 2014 and 2013, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Income Taxes

We account for income taxes as required by the Income Tax Topic of the FASB ASC, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

We have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.  We have identified our federal tax return and our state tax return in Colorado as “major” tax jurisdictions, as defined.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

Stock-based Compensation

Stock-based compensation is accounted for under ASC 718, “Share-Based Payment,” using the modified prospective method.  ASC 718 requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award.  ASC 718 also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period).

Fiscal Year-end

We operate on a December 31 year-end.

Note 2.  Related-party Transactions

During the year ended December 31, 2013, F-Squared Enterprises LLC contributed $7,488 in equity to us for working capital.  F-Squared Enterprises LLC is owned 100% by Brandon Jennewine, who serves as our president, chief executive officer and a director.  Daniel J. Rogers, who serves as our vice president, secretary/treasurer, and chief financial officer, also contributed $2,500 in equity to us.

Note 3.  Equity Transactions

B44 LLC contributed $100,000 in equity to us during the year ended December 31, 2013, and another $100,000 in equity during both the quarter ended March 31, 2014, and during the quarter ended June 30, 2014.  B44 LLC is not a related party.

In connection with the Merger consummated on or about August 15, 2014, we issued a total of 6,000,000 unregistered shares of common stock to a total of 17 persons in exchange for 100% of the issued and outstanding shares of CannaSys Inc.

The shares were issued in all of the foregoing transactions in reliance on the exemption from Securities Act registration set forth in Section 4(a)(2) of the Securities Act for transactions not involving any public offering.  All of the investors either were “accredited” as defined in Rule 501(a) of Regulation D or were sophisticated investors able to bear the risk of the investment.  Each investor confirmed the foregoing and acknowledged that the securities must be acquired and held for investment in writing.  All certificates evidencing the shares sold bear a restrictive legend.  No underwriter participated in the offer and sale of these securities.

Note 4.  Income Taxes

We have incurred net operating losses since inception resulting in a deferred tax asset, for which we have made an allowance; therefore, the net benefit and expense resulted in no income tax provision.

Note 5.  Subsequent Events

On or about October 23, 2014, we issued 436,667 unregistered shares of common stock to a total of 12 persons for $252,000.  The shares were issued in reliance on the exemption from Securities Act registration set forth in Section 4(a)(2) of the Securities Act for transactions not involving any public offering.  Although the shares were issued in October 2014, the capital is reflected on our September 30, 2014 balance sheet as stock subscription payable.

On November 12, 2014, we filed amended and restated articles of incorporation with the Nevada Secretary of State that: (i) changed our name to CannaSys, Inc.; (ii) increased our authorized capital stock to 80,000,000 shares, consisting of 75,000,000 shares of common stock, par value $0.001, and 5,000,000 shares of preferred stock, par value $0.001; (iii) authorized 5,000,000 shares of preferred stock, par value $0.001; and (iv) made other modernizing, nonmaterial changes to our articles of incorporation.  Changing the corporate name to CannaSys, Inc. was a condition to the Merger transaction.  The name change better reflects the nature of our principal business operations and will become effective in the OTC market when FINRA announces the effective date of the name change.  We are in the process of applying for a new CUSIP number and trading symbol.

On November 12, 2014, Robert Deller resigned as a director and Daniel J. Rogers was appointed as a director to fill the resulting vacancy, to serve until his successor is duly elected and qualified.  Mr. Rogers currently serves as our chief financial officer, secretary, and treasurer, and Brandon C. Jennewine serves as our chief executive officer, president, and director.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Merger

On August 15, 2014, we entered into an Agreement and Plan of Merger to combine our business and activities with CannaSys, Inc., a privately held Colorado corporation focused on providing services to the cannabis industry (“CannaSys”), into a single entity (the “Merger”).  Under the terms of the merger agreement, our wholly owned subsidiary formed to effectuate the Merger was merged with and into CannaSys, the surviving entity, which then became our wholly owned subsidiary.  By operation of the Merger, which was effective August 15, 2014, all of the CannaSys outstanding common stock was converted into a total of 6,000,000 shares of our common stock, which constitutes 57.70% of our total issued and outstanding common stock.  Our shareholders prior to the merger retained an aggregate of 4,398,088 shares of common stock.  We had no outstanding options or warrants to purchase shares of common stock.

In connection with the closing of the Merger and after meeting the requirements of the Securities Exchange Act of 1934, as amended, we changed our name to CannaSys, Inc. on November 12, 2014.

For purposes of this report, “we,” “us,” and “our” refers to our consolidated entity after taking into effect the merger transaction.  Since the business operations of CannaSys will constitute the majority of our business operations, the following discussion and analysis is focused on the operations of CannaSys and excludes our operations prior to the Merger.  In addition, since CannaSys was formed as a limited liability company on October 4, 2013, before converting to a corporation on June 26, 2014, it had no business operations in the third quarter of 2013.  Since CannaSys had no operations during the third quarter 2013 to compare to our current operations for the third quarter 2014, we therefore present the following overview of prior activities and plan of operations.

Overview

Based on their experience for over four years in the medical cannabis dispensary business in Colorado between 2009 and 2013, founders Brandon C. Jennewine and Daniel J. Rogers organized CannaSys in October 2013 to create, develop, and commercialize innovative solutions to solve customer service and provider problems, create producer and retailer opportunities, build retail customer loyalty, and streamline the connections between the producer, seller, and consumer/patient segments for the growing medical and recreational cannabis community.  We create and develop tools and resources to serve this industry.  We believe there is a trend toward legalizing recreational use of cannabis.  As additional states legalize medical or recreational use across the nation and as these states develop regulatory schemes, we believe a commercial cannabis industry will be established.  As previous retail dispensers, our founders sought to apply and exploit their knowledge and experience to introduce products for this emerging industry, which continues to encounter lack of acceptance from many traditional integral service providers of loyalty programs, payment methods, wholesale supply, supply management and delivery, and similar items.  We believe the resistance or reluctance of others to enter the cannabis industry provides at least temporarily a commercial opportunity for us.

Our products serve both medical and recreational growers, dispensers, and customers.  Our product development and introduction is focused on Colorado, where both medical and recreational cannabis is permitted under a developing regulatory regime.  Our products are also being marketed in Washington (medical and recreational), and we are preparing for future expansion as cannabis for medical or recreational use becomes legalized and regulated in additional states that have ongoing public dialogue and regulatory or legislative consideration regarding legalization, such as California, Alaska, Nevada, Oregon, the District of Columbia, and others.  Residents of Oregon, Alaska, and the District of Columbia voted to legalize recreational marijuana use for adults in the recent election.  We believe that this movement toward legalization of recreational cannabis will continue and may accelerate.  In the next 12 months, we are only considering operating in Colorado, Washington, and possibly Oregon, since the Oregon voters recently approved legalization with the Oregon Liquor Control Commission tasked with regulating sales of marijuana.

Our activities to date have been limited to raising capital, identifying possible product opportunities, creating initial products, initiating product development, and limited marketing of initial products.  In July 2014, we began marketing one of our initial product concepts: “CannaCash” as an effective choice for cannabis gifts, deals, reviews, and membership rewards for the consumer our other initial product concept is “CannaTrade” for wholesale cannabis-related commodities exchange, order-scheduling, and other services for retailers and producers.  The availability, functionality, and payment options of our products are tailored based on state and local laws and regulations.

Our internal accounting and protocols for monitoring customers, retailers, and other third parties with which we do business will be accounted for on a daily basis.  We check the state licensure status of producers and retailers, regularly monitors disciplinary actions, and routinely update our compliance database.  We intend to stop doing business with firms that are not properly licensed.  Our operating systems integrate regulatory compliance and operational accounting.  We have in place standard contracts with a verified legal signing authority for our counterparties, as well as end-user licensing agreements, with which to hold accountable the parties we approve to use either system.

CannaCash

CannaCash is an affiliate-based membership rewards loyalty program designed specifically for the cannabis industry.  An early version of CannaCash was introduced to the market in July 2014.  The CannaCash points program and future gift-card/prepaid card programs will be free for all cannabis customers and affordable for dispensaries and providers.  CannaCash gift cards will be available in multiple denominations and will be redeemable at participating CannaCash locations.  The CannaCash gift mechanism will allow for strong social media ties and an electronic solution for providing gift cards and other products to friends and family.  CannaCash includes an internal control mechanism designed to comply with the regulatory requirements applicable to individual retail outlets and customers based on applicable state licensing information and customers’ addresses.

For retail establishments, CannaCash hopes to offer the ability to gain new customers through gifting, retain customers through the affiliate and store-specific points program, and tailor specials and free advertising via the CannaCash program to an increasingly significant tourist market.

CannaTrade

CannaTrade, to be introduced on a limited test basis during the fourth quarter of 2014, will be a market-style, wholesale cannabis matching system designed to serve legal medical and recreational cannabis markets.  CannaTrade proposes to bring the industry a secure, efficient, real-time wholesale product supply exchange and inventory management solution for connecting licensed wholesale buyers and sellers of all types of cannabis and non-cannabis products, while providing business logic to enhance governmental and regulatory compliance frameworks.

CannaTrade is being designed to facilitate the interconnection of a broad range of features cannabis merchants seek, such as cannabis producers looking for a new outlet or retailers with too much inventory wishing to connect with a producer or looking to exchange varieties.  The system’s business logic only allows sellers and producers access to, and the ability to view, certain information based on the type of license they hold and regulatory requirements of the states in which they operate.  CannaTrade should be helpful to anyone buying, selling, trading, or just browsing and will keep these users connected through an active alerts and notification system.

We have adopted verification routines and procedures based on the licensure and compliance information made publicly available by the Colorado regulatory authorities to identify licensed sellers, producers, and processors in good standing with licensing authorities.  We plan to develop similar compliance measures in each state in which we may operate.  We know of no “safe harbor” or process or procedure in Colorado law or regulations or administrative or regulatory policy of applicable authorities on which we may rely in assuring that our compliance procedures and routines meet regulatory requirements.  It is unlikely that any state in which we may operate will establish “safe harbor” under which we may operate.

Plan of Operations

We achieved our first revenues in July 2014, from our CannaCash product and expect that revenues will increase in the future, although we do not expect to be profitable within the next 12 months.  Our business plan for the next 12 months is to vigorously promote our two products, further develop our existing products and services through software upgrades, and expand our product and service offerings.

As of September 30, 2014, we had cash on hand of approximately $687,548.  In September and October of 2014, after the close of the Merger, we completed the sale of 436,667 shares of common stock for $262,000 in cash.

Our current business expenses average approximately $25,000 per month, excluding capital expenditures specific to our current technology development of our two business units, CannaCash and CannaTrade.  Accordingly, we have cash on hand at the present time to sustain our business operations for at least 12 months.  Thereafter, we hope that our monthly operating revenues will have increased sufficiently to allow us to pay our monthly operating costs from monthly business revenue.  If that is not the case or if we need additional funds for capital expenditures, we will seek to raise additional operating capital through the sale of our equity securities.  At present, increasing user adoption of our products is leading to revenue growth.

We anticipate using our cash assets to help fund future research and development, as well as expand product offerings to include future versions of both products and possible acquisitions of ancillary products, services, and solutions to point-of-sale systems within the cannabis market.  We have budgeted $1,075,000 for capital expenditures during the next year, consisting of $300,000 for second version software development for both products over the next four months, $350,000 for marketing efforts, $75,000 for legal and lobbying expenses over the next nine months, and $350,000 for expansion over the next year.  We anticipate that we will fund such capital expenditures from proceeds from recent and proposed sales of common stock aggregating approximately $760,000 and from projected revenues.  We do not expect additional external cash will be required during the next 12 months unless we seek to develop new products or enter new markets not now anticipated.

Currently, we see the adoption and use of CannaCash and CannaTrade as our primary focus in addition to identifying acquisition targets and partnerships that may help to solidify us as a strong technology player in the industry.

Our plan of operations includes further development of CannaCash by expansion of card stock inventory, which is projected to cost $20,000 during the fourth quarter of 2014; enhancement of back-end technology reporting for users of the service, which is projected to cost $15,000 during the fourth quarter 2014; and integration and complete development of its “Content Resource Management” packet (“CRM”), which is anticipated to cost $125,000 with quarterly payments of $25,000 commencing in the fourth  quarter 2014.  By completing these technology developments, we anticipate achieving out milestone of 5,000 CannaCash users by the end of first quarter 2015, with over 25,000 total users by the end of 2015.

We plan to further develop active and real-time marketplace listings for licensed CannaTrade service buyer and seller matching.  This development is expected to cost $175,000 during the fourth quarter 2014 through first quarter 2015.  Also, we intend to build-out the CannaTrade technology to assess current market conditions and provide reporting to service users.  The expected cost for this functionality is anticipated to be $40,000 during the first quarter of 2015.  We anticipate a $25,000 contingency for the CannaTrade development during the fourth quarter of 2014 through first quarter of 2015.  With our CannaTrade business, we would like to see over 100 participants, both cannabis and non-cannabis users, by the end of 2014 and begin to facilitate transactions in Washington state by first quarter 2015.  By the end of 2015, we would like to have over 800 active participant groups with over 10,000 transactions conducted through the CannaTrade system.  In addition to our first two products, we are seeking selected strategic relationships or acquisitions to broaden our product and service offerings by the end of 2015.  As mentioned above, we anticipate to fund our operations with existing funds, projected revenues from operations, and if necessary, sales of its common stock.

We anticipate incurring $350,000 in marketing, selling, general, and administrative costs during the fourth quarter 2014 through first quarter 2015 specific to trade shows, such as the Marijuana Business Conference and Expo to be held in Las Vegas November 12-14, 2014. We expect the cost for this event will be $35,000 and will be incurred in the fourth quarter 2014.  Additional trade shows in the second quarter of 2015 have been identified at a projected cost of $40,000.  Furthermore, we intend to market and advertise both CannaTrade and CannaCash services during the fourth quarter 2014 through the second quarter 2015 at an anticipated cost of $70,000.

Based on the above marketing plan, we intend to achieve the following milestones:
  25,000 user adoptions to CannaCash by year-end 2015; and
  CannaTrade services to achieve 100 participants by year-end 2014 and entry into the recreational market in Washington during first quarter 2015 to achieve the projected 800 participating entities with over 10,000 transactions by year-end 2015.
The cost of our expansion into states with regulated and licensed cannabis operators is anticipated to be $100,000 during fourth quarter 2014 and $250,000 from first quarter through third quarter 2015.  The expansion into other regulated cannabis states and the pursuit of strategic relationships, joint ventures, and potential acquisitions will broaden our technology service offerings and assist us in achieving our milestones.

We anticipate incurring no less than $60,000 in legal and professional fees during the next nine months.

We cannot assure that we will be able to attain any of the above operational goals or that we will be able to obtain funding that may be required to support such level of operations.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2014 and 2013

Sales Revenue

Our sales revenue was $1,627 for the three and nine months ended September 30, 2014.  Because our inception was October 4, 2013, we did not have revenues at September 30, 2013.

Cost of Goods Sold

Our cost of goods sold was $1,832 and $8,874 for the three and nine months ended September 30, 2014, respectively.  Because our inception was October 4, 2013, we did not have cost of goods sold at September 30, 2013.

Operating Expenses

Compensation—Compensation expenses were $1,012,500 and $1,012,500 for the three and nine months ended September 30, 2014, respectively.  Compensation expenses reflect stock-based bonus compensation.  Because our inception was October 4, 2013, we did not have compensation expenses at September 30, 2013.

Salary and Wages—Salary and wage expenses were $85,898 and $136,247 for the three and nine months ended September 30, 2014, respectively.  Because our inception was October 4, 2013, we did not have salary and wages expenses at September 30, 2013.

General and Administrative—General and administrative expenses were $95,314 and $131,184 for the three and nine months ended September 30, 2014, respectively.  General and administrative expenses reflect legal, accounting, and administration fees incurred in 2014 directly related to the Merger, and Securities and Exchange Commission filing requirements.  Because our inception was October 4, 2013, we did not have general and administrative expenses at September 30, 2013.

Research and Development—Research and development expenses were $13,496 and $157,690 for the three and nine months ended September 30, 2014, respectively.  Because our inception was October 4, 2013, we did not have research and development expenses at September 30, 2013.

Liquidity and Capital Resources

At September 30, 2014, our principal source of liquidity consisted of $687,548 of cash and cash equivalents.  In addition, our stockholders’ equity was $645,807 at September 30, 2014.

During the nine months ended September 30, 2014, our operations used net cash of $388,560, investing activities provided cash of $35,719 and financing activities provided cash of $952,000, primarily resulting from the Merger and consolidation.

Our efforts are focused on generating revenue and implementing our business plan.  However, in order for us to continue to grow, we may be required to seek additional external capital or funding.  Our growth will be restricted if we are unable to obtain external capital or funding.  Additionally, as we continue to development of new products and identify specific commercialization opportunities, we will focus on those product markets and opportunities for which we might be able to get external funding through joint venture agreements, strategic partnerships, or other direct investments.

We have no significant contractual obligations or commercial commitments not reflected on our balance sheet as of this date.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles permits management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less, when acquired, to be cash equivalents.  We had no financial instruments that qualified as cash equivalents at September 30, 2014.

Fair Value of Financial Instruments

The carrying amounts of cash and current liabilities approximate fair value because of the short-term maturity of these items.  These fair-value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  We do not hold or issue financial instruments for trading purposes and we not use derivative instruments.

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

• Level 1:Quoted prices in active markets for identical assets or liabilities.

• Level 2:Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.

• Level 3:Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair-value measurement.

Earnings (Loss) per Common Share

We report earnings (loss) per share using a dual presentation of basic and diluted earnings (loss) per share.  Basic earnings (loss) per share excludes the impact of common stock equivalents.  Diluted earnings (loss) per share uses the average market price per share when applying the treasury stock method in determining common stock equivalents.  At September 30, 2014, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Income Taxes

We account for income taxes as required by the Income Taxes, Topic 740 of the FASB ASC, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

We have analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified our federal tax return and our state tax return in Colorado as “major” tax jurisdictions, as defined. We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

Forward-Looking Statements

This report contains forward-looking statements.  These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performances, or achievements expressed or implied by the forward-looking statements.  In some cases, forward-looking statements are identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would,” and similar expressions intended to identify forward-looking statements.  Forward-looking statements reflect our current views respecting future events and are based on assumptions and subject to risks and uncertainties.  Given these uncertainties, undue reliance should not be placed on these forward-looking statements.  These forward-looking statements include, among other things, statements relating to:

• our ability to find suitable markets for, and increase sales of, the existing products we offer and develop;

• our ability to successfully defend and maintain our intellectual property rights;

• our ability to obtain additional capital to fund expansion of our product line, new marketing initiatives, or acquisitions;

• economic, regulatory, and legal risks associated with our operations; or

• the loss of key members of our management.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report.  Actual future results may be materially different from our expectations.  Except as required by law, we disclaim any obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available, other events occur in the future, or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2014, pursuant to Rule 13a-15(b) under the Securities Exchange Act.

Based on that evaluation, we have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures are not effective at a reasonable assurance level to ensure that information required to be disclosed by us in our reports is recorded, processed, summarized, and reported within the required time periods and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.  In addition, we lack the personnel with adequate expertise to review and evaluate complex transactions and effectively segregate our accounting functions.  The foregoing conclusion is based, in part, on the fact that we are a small public company in the development stage, with limited current revenues, and we have not established an audit committee of the board of directors.  In addition, to date, although we handle our bookkeeping functions, we have outsourced all of our accounting functions to a third-party accounting firm.

Except for the foregoing, there were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

To address these issues and mitigate this concern in the future, we have recently hired accounting personnel qualified to review and audit complex transactions and provide procedures and personnel to enable us to segregate our accounting functions.

PART II—OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On or about August 7, 2014, we issued a total of 100,000 unregistered shares of common stock to two persons for $25,000.

On or about August 7, 2014, we issued a total of 675,000 unregistered shares of common stock to a total of five persons as bonuses for services rendered to us.

On or about August 7, 2014, we issued a total of 45,412 unregistered shares of common stock to three persons for $22,706.

On or about August 7, 2014, we issued a total of 1,000,000 unregistered shares of common stock to a total of 20 persons for $500,000.

In connection with the Merger consummated on or about August 15, 2014, we issued a total of 6,000,000 unregistered shares of common stock to a total of 17 persons in exchange for 100% of the issued and outstanding shares of CannaSys Inc.

On or about October 23, 2014, we issued 436,667 unregistered shares of common stock to a total of 12 persons for $262,000.

The shares were issued in all of the foregoing transactions in reliance on the exemption from Securities Act registration set forth in Section 4(a)(2) of the Securities Act for transactions not involving any public offering.  All of the investors either were “accredited” as defined in Rule 501(a) of Regulation D or were sophisticated investors able to bear the risk of the investment.  Each investor confirmed the foregoing and acknowledged that the securities must be acquired and held for investment in writing.  All certificates evidencing the shares sold bear a restrictive legend.  No underwriter participated in the offer and sale of these securities.

ITEM 5. OTHER INFORMATION

Subsequent Events

On or about October 23, 2014, we issued 436,667 unregistered shares of common stock to a total of 12 persons for $262,000.

On November 12, 2014, we filed amended and restated articles of incorporation with the Nevada Secretary of State that: (i) changed our name to CannaSys, Inc.; (ii) increased our authorized capital stock to 80,000,000 shares, consisting of 75,000,000 shares of common stock and 5,000,000 shares of preferred stock; (iii) authorized 5,000,000 shares of preferred stock; and (iv) made other modernizing, nonmaterial changes to our articles of incorporation.  Changing the corporate name to CannaSys, Inc. was a condition to the Merger transaction.  The name change better reflects the nature of our principal business operations and will become effective in the OTC market when FINRA announces the effective date of the name change.  We are in the process of applying for a new CUSIP number and trading symbol.

On November 12, 2014, Robert Deller resigned as a director and Daniel J. Rogers was appointed as a director to fill the resulting vacancy, to serve until his successor is duly elected and qualified.  Mr. Rogers currently serves as our chief financial officer, secretary, and treasurer, and Brandon C. Jennewine serves as our chief executive officer, president, and director.

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.01	Agreement and Plan of Merger	Incorporated by reference from the Current Report on Form 8-K/A filed August 28, 2014

Item 10	Material Contracts
10.02	Employment letter agreement of Brandon C. Jennewine dated July 8, 2014	Incorporated by reference from the Current Report on Form 8-K filed August 21, 2014

10.03	Employment letter agreement of Daniel J. Rogers dated July 8, 2014	Incorporated by reference from the Current Report on Form 8-K filed August 21, 2014

10.04	Office Lease between CannaSys, Inc. (Tenant) and Denver Tower Equities LLC (Landlord), dated October 16, 2014	Incorporated by reference from the Current Report on Form 8-K filed October 20, 2014

Item 101	Interactive Data File

_______________

*
All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.  Omitted numbers in the sequence refer to documents previously filed as an exhibit.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned hereunto duly authorized.

THERMAL TENNIS, INC.
Registrant

Dated: November 14, 2014	By:	/s/ Brandon C. Jennewine
Brandon C. Jennewine, Chief Executive Officer

Dated: November 14, 2014	By:	/s/ Daniel J. Rogers
Daniel J. Rogers, Chief Financial Officer, Vice President, Secretary, and Treasurer