Form 10-K
period 2014-12-31
CANNASYS INC
filed 2015-03-30
CIK 1417028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number: 000-54476

CANNASYS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0367706
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1720 S Bellaire Street, Suite 325, Denver, CO 80222	80222
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	Telephone (800) 420-4866

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	n/a

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant, computed by reference to the price at which the common equity was last sold as of June 30, 2014, was $16,019,071.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 27, 2015, there were 11,068,755 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.  None.

CannaSys, Inc.
Form 10-K for the fiscal year ended December 31, 2014

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Forward-looking statements are typically identified by use of the words “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions.  Statements that describe our future strategic goals, plans, objectives, and predictions are also forward-looking statements.

The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated.  Readers of this report are cautioned that any forward-looking statements, including those regarding us or our management’s current beliefs, expectations, anticipations, estimations, projections, strategies, proposals, plans, or intentions, are not guarantees of future performance or results of events and involve known and unknown risks, uncertainties, and other factors that may cause the actual results or events to be materially different from those discussed in this report.

PART I

ITEM 1. BUSINESS

Corporate History

On August 15, 2014, we entered into an Agreement and Plan of Merger to combine our business and activities with CannaSys, Inc., a privately held Colorado corporation focused on providing services to the cannabis industry (“CannaSys-Colorado”), into a single entity (the “Merger”).  Under the terms of the merger agreement, our wholly owned subsidiary formed to effectuate the Merger was merged with and into CannaSys-Colorado, the surviving entity, which then became our wholly owned subsidiary.  By operation of the Merger, which was effective August 15, 2014, all of the CannaSys-Colorado outstanding common stock was converted into a total of 6,000,000 shares of our common stock, which constitutes 57.70% of our total issued and outstanding common stock.  Our shareholders prior to the merger retained an aggregate of 4,398,088 shares of common stock.  We had no outstanding options or warrants to purchase shares of common stock.

In connection with the closing of the Merger and after meeting the requirements of the Exchange Act, we changed our name to CannaSys, Inc. on November 12, 2014.

For purposes of this report, “we,” “us,” and “our” refers to our consolidated entity after taking into effect the Merger transaction.  Since the business operations of CannaSys-Colorado will constitute the majority of our business operations, the following discussion and analysis is focused on the operations of CannaSys-Colorado and excludes our operations prior to the Merger.

Overview

CannaSys-Colorado was originally organized as a Colorado limited liability company in October 2013 and converted to a Colorado corporation in June 2014.  Based on their experience for over four years in the medical cannabis dispensary business in Colorado between 2009 and 2013, its founders Brandon C. Jennewine and Daniel J. Rogers organized CannaSys-Colorado to create, develop, and commercialize innovative solutions to solve customer service and provider problems, create producer and retailer opportunities, build retail customer loyalty, and streamline the connections among the producer, seller, and consumer/patient segments for the growing medical and recreational cannabis community.  We create and develop tools and resources to serve this industry.  We believe there is a trend toward legalizing medical and recreational use of cannabis.  As additional states legalize medical or recreational use across the nation and as these states develop regulatory schemes, we believe a commercial cannabis industry will be established.  As previous retail dispensers, our founders sought to apply and exploit their knowledge and experience to introduce products for this emerging industry, which continues to encounter lack of acceptance from many traditional integral service providers of loyalty programs, payment methods, wholesale supply, supply management and delivery, and similar items.  We believe the resistance or reluctance of others to enter the cannabis industry provides at least temporarily a commercial opportunity for us.

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

Our principal activities to date have been limited to raising capital, identifying possible product opportunities, creating initial products, initiating product development, and select marketing of initial products.  In July 2014, we began marketing our initial product concepts: “CannaCash” as an effective choice for cannabis gifts, deals, reviews, and membership rewards for the consumer, and “CannaTrade” for wholesale cannabis-related commodities exchange, order-scheduling, and other services for retailers and producers.  The availability, functionality, and payment options of our products are tailored based on state and local laws and regulations.

Our internal accounting and protocols for monitoring customers, retailers, and other third parties with whom we do business will be accounted for on a daily basis.  We check the state licensure status of producers and retailers, regularly monitor disciplinary actions, and routinely update our compliance database.  We will stop doing business with firms that are not properly licensed.  Our operating systems integrate regulatory compliance and operational accounting.  We have in place standard contracts with a verified legal signing authority for our counterparties, as well as end-user licensing agreements, with which to hold accountable the parties we approve to use either system.

Products

CannaCash

CannaCash is an affiliate-based membership rewards loyalty program designed specifically for the cannabis industry.  An early version of CannaCash was introduced to the market in July 2014.  The CannaCash points program and future gift-card/prepaid-card programs will be free for all cannabis customers and affordable for dispensaries and providers.  CannaCash gift cards will be available in multiple denominations and will be redeemable at participating CannaCash locations.  The CannaCash gift mechanism will allow for strong social media ties and an electronic solution for providing gift cards and other products to friends and family.  CannaCash includes an internal control mechanism designed to comply with the regulatory requirements applicable to individual retail outlets and customers based on applicable state licensing information and customers’ addresses.

For retail establishments, CannaCash hopes to offer the ability to gain new customers through gifting, retain customers through the affiliate and store-specific points program, and tailor specials and free advertising via the CannaCash program to an increasingly significant tourist market.

On February 12, 2015, the CannaCash program was expanded to include the licensing agreement arrangement with Loyl.Me LLC, an established provider of automated marketing and customer relationship management software.  The licensing agreement allows for CannaCash to brand the automated marketing and customer relationship management software as “CannaCash BumpUp.”

CannaTrade

CannaTrade is a market-style, wholesale cannabis matching system designed to serve legal medical and recreational cannabis markets.  CannaTrade proposes to bring the industry a secure, efficient, real-time wholesale product supply exchange and inventory management solution for connecting licensed wholesale buyers and sellers of all types of cannabis and non-cannabis products, while providing business logic to enhance governmental and regulatory compliance frameworks.

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

We have adopted verification routines and procedures based on the licensure and compliance information made publicly available by the Colorado regulatory authorities to identify licensed sellers, producers, and processors in good standing with licensing authorities.  We plan to develop similar compliance measures in each state in which we may operate.  We know of no “safe harbor” or process or procedure in Colorado law or regulations, or administrative or regulatory policy of applicable authorities, on which we may rely in assuring that our compliance procedures and routines meet regulatory requirements.  It is unlikely that any state in which we may operate will establish “safe harbor” under which we may operate.

CannAssist

CannAssist will fulfill the technology needs that are specific to the cannabis industry.  With technicians licensed and approved by the state to operate in restricted areas, CannAssist will serve the needs of cannabis business to install, update, and maintain critical systems for dispensaries, growers, processors of cannabis, and laboratory testing facilities.  From video surveillance installation and maintenance to network security and support, CannAssist serves a wide range of technology challenges unique to the industry.

Plan of Operations

We achieved our first revenues in July 2014 from our CannaCash product and expect that revenues will increase in the future, although we do not expect to be profitable within the next 12 months.  Our business plan for the next 12 months is to vigorously promote our three products, further develop our existing products and services through software upgrades, and expand our product and service offerings.

Our current business expenses average approximately $81,000 per month, excluding capital expenditures specific to our current technology development of our two products, CannaCash and CannaTrade.  Accordingly, we have cash on hand at the present time to sustain our business operations for at least four months.  Thereafter, we anticipate that our monthly operating revenues will have increased sufficiently to allow us to pay our monthly operating costs from monthly business revenue.  If that is not the case or if we need additional funds for capital expenditures, we will seek to raise additional operating capital through the sale of our equity securities.  At present, increasing user adoption of our products is leading to revenue growth.

We anticipate using our cash assets to help fund future research and development, as well as expand product offerings to include future versions of both products and possible acquisitions of ancillary products, services, and solutions to point-of-sale systems within the cannabis market.  We have budgeted $300,000 for capital expenditures during the next year, consisting of $50,000 for second version software development for our products over the next four months, $75,000 in license fees to Loyl.Me, $50,000 for marketing efforts, $50,000 for legal and lobbying expenses over the next nine months, and $75,000 for expansion over the next year.  We anticipate that we will fund these capital expenditures from proceeds from current cash and from projected revenues.  It is possible external cash will be required during the next 12 months particularly if we seek to develop new products or enter new markets not now anticipated or if projected revenues are not realized.

Currently, we see the adoption and use of CannaCash and CannaTrade as our primary focus in addition to identifying acquisition targets and partnerships that may help to solidify us as a strong technology player in the industry.  We also see the expansion of our technology consulting services as an expanding revenue source to the company.

Our plan of operations includes further development of CannaCash by expansion of card stock inventory as well as sales efforts to promote adoption of the CannaCash BumpUp technology. By completing these technology developments, we anticipate achieving our milestone of 100 CannaCash BumpUp retail affiliates by the end of second quarter 2015.

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

Marketing

We intend to implement marketing programs typical for end-user technology consumers, such as print media, social networking, search-engine optimization, as well as direct sales calls to specific clients and channel marketing within our existing network.  Direct contact with retailers is facilitated by their respective state licensing requirements and related public databases. All of our products will be marketed to the extent these marketing activities are permitted by applicable law.

For CannaCash, the primary marketing program will consist of print media advertising, social networking, search-engine optimization, and direct sales calls to affiliate member retailers.  We will also market and provide services for CannaCash private-label products of affiliate member producers as well as provide incentives to frontline retail staff and retail store owners to further the program.

For CannaTrade, the primary marketing program will consist of print media advertising, social networking, video productions, and direct sales calls to regulated producers and sellers of various products.  Further, we will market and solicit CannaTrade business listings from ancillary companies that provide products, such as compliance packaging and other recurring items normally used in retail and production facilities.

We incurred $104,000 in marketing, selling, general, and administrative costs during the third and fourth quarter of 2014 and $178,538 in development expense. We anticipate incurring $185,000 through first quarter 2015.  Our marketing effort in the fourth quarter 2014 included attending the Marijuana Business Conference and Expo trade show held November 12-14, 2014, in Las Vegas.  The cost for this event was $35,000.  Additional trade shows in the second quarter of 2015 have been identified at a projected cost of $40,000.  Furthermore, we intend to continue to market and advertise both CannaTrade and CannaCash services through the second quarter 2015 at an anticipated cost of $50,000.

For CannAssist, the primary marketing program will consist of relationship driven sales and social networking to cannabis business operators to assist and expand their technology offerings. We will also pursue and market to laboratory testing facilities to promote standardized laboratory reporting for both the consumer as well as the regulatory agencies.

Based on the above marketing plan, we intend to achieve the following milestones:

  25,000 application user adoptions to CannaCash BumpUp by year-end 2015 and 200 CannaCash BumpUp retail affiliates,
  For CannaTrade, entry into the recreational market in Washington during second quarter 2015 to achieve a projected 800 participating entities with over 10,000 transactions by year-end 2015; and
  For CannAssist, expansion of the consulting program to both laboratories and other cannabis related companies.  By year-end 2015, we project master service agreements with at least 10 businesses in long-term consulting contracts.
The expansion into other regulated cannabis states and the pursuit of strategic relationships, joint ventures, and potential acquisitions will broaden our technology service offerings and assist us in achieving our milestones.

We anticipate incurring no less than $50,000 in legal and professional fees during the next nine months.

We cannot assure that we will be able to attain any of the above operational goals or that we will be able to obtain funding that may be required to support such level of operations.

Competition

The current market for cannabis-related technology is highly fragmented because of the new emergence of the industry, which is continuously evolving as states in addition to Colorado and Washington implement new laws allowing production and sale of medical or recreational cannabis.  We believe the primary competition is currently store-specific loyalty programs, marketing outreach, and point-of-sale systems for the CannaCash product.  For CannaTrade, there are an increasing number of competitors; however, most of their systems do not provide the active trading experience envisioned for the CannaTrade platform.  Further, we believe new technology products will be introduced as more states implement cannabis safe-access laws and adopt regulations to guide compliance.  We cannot assure, however, that customers will do business with us in the face of overarching federal regulation of cannabis.  The competition currently varies by state depending on the state’s regulatory environment.  There are several loyalty rewards systems and mobile applications in the cannabis market that are being adopted by consumers and retail stores.  There are also several cannabis exchanges that are currently operating as well.  There are low, if any, barriers to entry, so competition within the industry will likely increase.

Although cannabis is illegal under federal law, we believe there is popular demand for cannabis and do not believe that prospective customers are generally deterred from doing business with a company because of fears of federal enforcement of laws prohibiting the sale or possession of medical or recreational cannabis.  As demonstrated by the table of state cannabis regulations below, the number of states enacting safe access to cannabis laws continues to increase.

Mitigating any concerns customers may have for doing business, we rely on our technology infrastructure and due diligence reviews to assure our own compliance with state laws, as documented in our systems.  We also rely on our systems and procedures to assure that we deal with properly licensed growers, processors, and retailers, and to sell to only qualified buyers meeting identification requirements.  We cannot assure that our interstate activities will not attract federal regulatory scrutiny as additional states formalize their safe access to cannabis laws and we expand our business on a state-by-state basis.  As more fully discussed below under “Government Regulations,” the current position of the U.S. Department of Justice (DOJ) is that federal law enforcement resources should not be focused on individuals whose actions are in clear and unambiguous compliance with existing state laws; rather the federal focus should be on illegal drug manufacturing and trafficking networks.

Government Regulations

We will operate only in states that have legalized various aspects of medical or recreational use of cannabis and that have established laws and regulations governing the operations of their respective licensees.  We do not produce, transport, process, or sell cannabis, but only provide the cannabis-related industry with ancillary technology programs in accordance with the state laws specific to which it operates.

Although we do not cultivate, process, possess, distribute, or sale cannabis or cannabis products, because our products are related to the cannabis industry, we and our products are possibly subject to a number of federal, state, and local laws, rules, and regulations directly and indirectly regulating the cannabis industry conduct through financial and other regulations, such as the anti-money laundering provisions of the Bank Secrecy Act (BSA) and provisions under the jurisdiction of the Federal Deposit Insurance Corporation (FDIC), the Financial Crimes Enforcement Network (FinCEN), and others.

Federally insured and regulated financial institutions face conflicting regulatory requirements that treat the cannabis industry as illegal under federal law even when it is permitted under some state laws.  However, 23 states plus the District of Columbia allow medical cannabis, and the issue is further complicated with Washington and Colorado legalizing recreational use.  Initially, when Colorado legalized and regulated medical and recreational cannabis, federally insured and regulated bodies and other financial institutions refused cannabis business source deposits and other business.  Currently, given FinCEN’s recent guidance released on February 14, 2014, financial institutions may provide services to cannabis-related businesses consistent with their BSA obligations.  FinCEN’s guidance is discussed in greater detail below.

U.S. Controlled Substances Act

The cannabis industry is regulated by the federal, state, and local governments.  Regulation varies from state to state.  Federally, cannabis is currently classified as a Schedule I controlled substance under the U.S. Controlled Substances Act, U.S.C. Section 811 (CSA), which generally means that Congress has determined that cannabis is a dangerous drug and that the cultivation, process, distribution, and sale of cannabis and cannabis products are serious crimes.  The CSA does not distinguish between medical and recreational use of cannabis; all uses are prohibited.  On the other hand, several states have legalized various aspects of cannabis process and distribution, although such activities are subject to stringent state licensing and regulations.  In many states, a clear, continuing, unresolved conflict exists between federal and state laws.  In addition to the complex web of federal and state regulations, in response to regulatory concerns, the banking and financial services industry has created stringent barriers to allowing cannabis producers and retailers to have normal banking relationships.

The federal government formally opposes the use of medical and recreational cannabis.  Although many states have chosen to enact rules and regulations permitting the use of medical cannabis for their citizens under a state-approved medical cannabis program, cannabis continues to be illegal under federal law.  The state medical cannabis programs provide protection from state criminal prosecution for patients and primary caregivers who are qualified to participate in the program and are in compliance with the regulations governing the program, but provide no protection from federal prosecution for violation of the CSA.

State Regulation

In November 2012, Colorado residents voted in favor of Amendment 64, an initiative ballot measure that allowed for the “personal use and regulation of marijuana” in Colorado.  The initiative, enacted as Article 18, Sec. 16 of the Colorado State Constitution and implemented on January 1, 2014, allows “recreational use” by adults age 21 and older and authorizes Colorado to regulate commercial cultivation, process, and sale of cannabis.  Similarly, in November 2012, the residents of Washington voted in favor of Initiative 502, which allows for “recreational use” by adults age 21 and older and authorizes Washington to regulate commercial cultivation, process, and sale of cannabis.

Although Colorado and Washington have enacted voter-initiated measures to allow for the personal use of small amounts of cannabis by its citizens, both states are clear to remind their citizens that cannabis is currently illegal under federal law and classified as a Class I Controlled Substance.

There are several states with initiatives for state medical cannabis programs pending on the ballot for upcoming elections, while other states move forward through the legislative process.  The following table reflects the current status of cannabis regulations:

State	Status	Details and Difference in laws

CO(1)	Medical and recreational laws passed and in effect
Enacted a state-wide regulatory agency to govern medical and recreational businesses: Colorado Department of Revenue Marijuana Enforcement Division.  Recreational law allows in-state residents age 21 and older to purchase up to 1 ounce of cannabis per day.  Recreational law allows out-of-state residents age 21 and older to purchase up to 1/4 ounce of cannabis per transaction.  Medical sales require patients to register with the Colorado Department of Public Health and Environment.  Medical patients may purchase up to 2 ounces of cannabis per day.

WA(1)	Medical and recreational laws passed and in effect
Enacted a state-wide regulatory agency to govern medical and recreational businesses: Washington Liquor Control Board.  Recreational law allows persons age 21 and older to possess 1 ounce of cannabis.  Medical patients are required to register with the Washington Department of Health.  Medical patients are required to register with the Washington Department of Health.  There is currently no regulatory framework for medical cannabis dispensaries.

OR(1)	Medical and recreational laws passed and in effect
Medical patients must register with the Oregon Health Authority.  Medical cannabis dispensaries are regulated by the Oregon Health Authority.  Patients are allowed to possess up to 24 ounces of cannabis.  Measure 91, which passed in November 2014 and will be governed by the Oregon Liquor Control Commission, will tax and regulate recreational cannabis similar to alcohol.

State	Status	Details and Difference in laws

NV(1)	Medical laws passed and in effect
Medical patients must register with the Nevada Division of Public and Behavioral Health.  Applications to open medical cannabis dispensaries are currently being reviewed by the Nevada Division of Public and Behavioral Health.  Patients are allowed to possess up to 2-1/2 ounces of cannabis.  Proponents will attempt to place a full-legalization initiative on Nevada’s November 2016 ballot.

DC(1)	Medical and recreational laws passed and in effect
Medical patients must register with the District of Columbia Department of Health.  Medical cannabis dispensaries are regulated by the District of Columbia Department of Health.  Patients are allowed to possess up to 2 ounces of cannabis.  Recreational cannabis was approved in the last election.

AK(1)	Medical laws passed and in effect, recreational use was approved on the November 2014 ballot and in effect February 2015
Medical patients must register with the Alaska Division of Public Health.  Medical cannabis dispensaries are currently not allowed.  Patients are allowed to possess up to 1 ounce of cannabis.  Ballot Measure 2, which will tax and regulate recreational cannabis similar to alcohol, was approved in November 2014 and became effective February 2015.

IL(2)	Medical law passed and roll-out is in progress
Medical patients must register with the Illinois Department of Public Health.  Medical cannabis dispensaries are regulated by the Illinois Department of Financial and Professional Regulation.  Medical cannabis cultivation facilities are regulated by the Illinois Department of Agriculture.  Patients are allowed to possess up to 2-1/2 ounces of cannabis.

AZ(2)	Medical laws passed and in effect
Medical patients must register with the Arizona Department of Health Services.  Medical cannabis dispensaries are regulated by the Arizona Department of Health Services.  Patients are allowed to possess up to 2-1/2 ounces of cannabis.

FL(2)	CBD-only medical law passed and rulemaking is in progress; full medical cannabis initiative was not approved on November 2014 ballot
Amendment 2 to legalize a full medical cannabis program did not pass on the November 2014 ballot.  Currently, Florida has CBD-only specific law for qualifying conditions such as: cancer, muscle spasms, and seizures.  State-qualified patients may possess cannabis strains containing 10% or more of CBD and no more than eight-tenths of 1% of THC.

State	Status	Details and Difference in laws

CA(2)	Medical laws passed and in effect
Medical patients must register with the California Department of Public Health.  There is no state regulatory agency overseeing medical cannabis dispensaries, but some cities regulate dispensaries locally.  There is no specific possession limit in place.  Proponents will attempt to place a full-legalization initiative on California's November 2016 ballot.

NY(2)	Medical laws passed and rulemaking in progress
Medical patients will have to register with the New York State Department of Health.  Medical cannabis dispensaries will be regulated by the New York State Department of Health.  Patients are allowed to possess a 30-day supply of only extracts and concentrates from cannabis.

ME(3)	Medical laws passed and in effect
Medical patients must register with the Maine Department of Health and Human Services.  Medical cannabis dispensaries are regulated by the Licensing and Regulatory Services under the Maine Department of Health and Human Services.  Patients are allowed to possess 2-1/2 ounces of cannabis.

NH(3)	Medical laws passed and rulemaking in progress
Medical patients will register with the New Hampshire Department of Health and Human Services.  The New Hampshire Department of Health and Human Services will regulate and govern medical cannabis dispensaries.  Patients will be allowed to possess up to 2 ounces of cannabis.

VT(3)	Medical laws passed and in effect
Medical patients must register with the Vermont Department of Public Safety.  Medical cannabis dispensaries are regulated by the Vermont Department of Public Safety.  Patients are allowed to possess up to 2 ounces of cannabis.

MA(3)	Medical laws passed and in effect
Medical patients must register with the Massachusetts Department of Public Health.  Medical cannabis dispensaries are not yet operational, but will be regulated by the Massachusetts Department of Public Health.  Patients are allowed to possess a 60-day supply of cannabis.

RI(3)	Medical laws passed and in effect
Medical patients must register with the Rhode Island Department of Health.  Medical cannabis dispensaries are regulated by the Rhode Island Department of Health.  Patients are allowed to possess 2-1/2 ounces of cannabis.

CT(3)	Medical laws passed and in effect
Medical patients must register with the Connecticut Department of Consumer Protection.  Medical cannabis dispensaries are regulated by the Connecticut Department of Consumer Protection.  Patients are allowed to possess a 30-day supply of cannabis.

NJ(3)	Medical laws passed and in effect
Medical patients must register with the New Jersey Department of Health.  Medical cannabis dispensaries are regulated by the New Jersey Department of Health.  Patients are allowed to purchase up to 2 ounces of cannabis per month.

State	Status	Details and Difference in laws

DE(3)	Medical laws passed and in effect
Medical patients must register with the Delaware Division of Public Health.  Medical cannabis dispensaries are regulated by the Delaware Health and Social Services.  Patients are allowed to possess 6 ounces of cannabis.

MD(3)	Medical laws passed, rulemaking in progress
Medical patients will have to register with the Maryland Department of Health and Mental Hygiene.  Medical cannabis dispensaries will be regulated by the Maryland Department of Health and Mental Hygiene.

MI(3)	Medical laws passed and in effect
Medical patients must register with the Michigan Department of Licensing and Regulatory Affairs.  Medical cannabis dispensaries are not currently allowed, but a proposed bill would allow cities and localities to license and regulate them.  Patients are allowed to possess up to 2-1/2 ounces of cannabis.

MN(3)	Medical law passed and rulemaking is in progress
Medical patients will have to register with the Minnesota Department of Health.  Medical cannabis dispensaries will be regulated by the Minnesota Department of Health.  Patient possession limits are to be determined, but only non-smokable forms of cannabis are allowed.

MT(3)	Medical law passed and in effect
Medical patients must register with the Montana Department of Public Health and Human Services.  Medical cannabis dispensaries are currently not allowed, but legal actions are seeking to reopen them.  Patients are allowed to possess up to 1 ounce of cannabis.

NM(3)	Medical laws passed and in effect
Medical patients must register with the New Mexico Department of Health.  Medical cannabis dispensaries are regulated by the New Mexico Department of Health.  Patients are allowed to possess up to 6 ounces of cannabis.

HI(3)	Medical laws passed and in effect	Medical patients must register with the Hawaii Department of Public Safety. Medical cannabis dispensaries are not allowed. Patients are allowed to possess up to 3 ounces of cannabis.

NC(3) SC(3)	CBD-only medical law passed and rulemaking is in progress	Rulemaking is in progress to regulate a CBD-only medical cannabis program in these states.

MS(3)	CBD-only medical law passed	This program does not provide reasonable access to CBD medicine for patients. Only institutions of higher learning are able to cultivate cannabis and process it to create CBD-only medication.

AL(5)	CBD-only medical law passed and rulemaking is in progress	This program is likely to be non-functional as it requires a cannabis prescription, which is federally illegal. This program also does not protect patients from arrest and prosecution.

State	Status	Details and Difference in laws

TN(5)	CBD-only medical law passed	This law allows a CBD-only medical cannabis study to be conducted by universities only. This study will likely not get underway as universities will not risk losing federal funding.

KY(5)	CBD-only medical law passed	This law does not provide for a source for CBD extracts or production. This program is likely to be non-functional as it requires a cannabis prescription, which is federally illegal.

WI(3) IA(3)	CBD-only medical cannabis law in effect	This law does not provide for reasonable access to CBD products for patients in these states.

MO(3)	CBD-only medical law passed	This law allows for cultivation and processing by state-licensed facilities. Only patients with intractable epilepsy would be allowed access to the CBD medication.

UT(5)	CBD-only medical law passed and in effect	It is unclear if patients will have reasonable access to CBD medication through colleges and universities allowed to study hemp.

PA(3)	Potential legislation proposed for medical cannabis	Legislation is for cannabis oil extract for epileptic children. State legislature passed a medical cannabis bill on September 24, 2014, it is uncertain if Governor Corbett will sign into law.

VA(5)	No functional medical laws in effect, and no support for further legislation	Current medical cannabis law requires a prescription, which is not possible under federal law.

WV(3)	No medical laws in effect	There is support for future legislation to legalize medical cannabis.

GA(3)	No medical laws in effect	There is voter support for future legislation to legalize medical cannabis.

IN(3) LA(3) ND(3) SD(3) WY(3)	No medical laws passed or proposed	There is little legislative support for medical cannabis in these states.

AR(3)	No medical laws passed	A November 2012 effort to pass a medical cannabis law garnered 48% of the vote.

NE(3)	No medical laws passed	A medical cannabis law was proposed, but failed to make it through committee in 2014.

KS(3)	No medical laws passed	Two medical cannabis laws were proposed, but failed to make it through committee in 2014.

State	Status	Details and Difference in laws

OK(3)	No medical laws passed	A medical cannabis law was proposed, but failed to make it through committee in 2014. There is significant voter support for medical cannabis.

TX(3)	No medical laws passed or proposed	Governor Rick Perry has signaled his support of states’ rights to legalize cannabis. February 2015, Texas House Bill 2165 was introduced to legalize and regulate cannabis sales.

ID(3)	No medical laws passed or proposed	There is little support for medical cannabis laws from the Idaho Legislature, but significant support among voters.

OH(3)	No medical laws in effect
There is support for the legalization of medical cannabis, but bills typically die in committee.  February 2015, a proposed constitutional amendment is gathering signatures to get the amendment on the November 2015 ballot.

_______________

(1)	We intend to do business in this state.
(2)	We are considering doing business in this state.
(3)	We are not considering doing business in this state.

Federal Efforts to Accommodate State Legislation

On February 14, 2014, FinCEN issued guidance under the BSA relating to FinCEN’s and the FDIC’s expectations regarding BSA compliance for cannabis-related businesses.  The FinCEN guidance was issued in light of recent state initiatives to legalize certain cannabis-related activity and the related guidance by the DOJ concerning cannabis-related enforcement priorities as outlined in the “Ogden Memo” (October 19, 2009) and the “Cole Memos” (August 29, 2013 and February 14, 2014).  As discussed in more detail below, the Ogden Memo and Cole Memos identified the eight priorities for enforcing the CSA against cannabis-related conduct.

The Ogden Memo issued by the DOJ on October 19, 2009, provides clarification and guidance in states that have enacted laws authorizing the medical use of cannabis.  The Ogden Memo states: “Rather than developing different guidelines for every possible variant of state and local law, this memorandum provides uniform guidance to focus federal investigations and prosecutions in these states on core federal enforcement priorities.”

The memorandum also states that the prosecution of significant traffickers of illegal drugs, including cannabis, and the disruption of illegal drug manufacturing and trafficking networks continues to be a core priority in the department’s efforts against narcotics and dangerous drugs, and the department’s investigative and prosecutorial resources should be directed toward these objectives, and as a general matter, pursuit of these priorities should not focus federal resources in states on individuals whose actions are in clear and unambiguous compliance with existing state laws.  However, prosecution of commercial enterprises that unlawfully market and sell cannabis for profit continues to be an enforcement priority of the department.  The DOJ believes claims of compliance with state or local law may mask operations inconsistent with the terms, conditions, or purposes of those laws, and federal law enforcement should not be deterred by such assertions when otherwise pursuing the department’s core enforcement priorities.  The Ogden Memo then lists the eight priorities of enforcement set forth below.  When any of the following characteristics are present, the conduct will not be in clear and unambiguous compliance with applicable state law and may indicate illegal drug trafficking activity of potential federal interest:

●	distribution to minors;

●	revenue from the sale of cannabis going to criminal enterprise, gangs, and cartels;

●	the diversion of cannabis from states where it is legal under state law in some form to other states;

●	state-authorized cannabis activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;

●	violence and the use of firearms in the cultivation and distribution of cannabis;

●	drugged driving and the exacerbation of other adverse public health consequences associated with cannabis use;

●	the growing of cannabis on public lands and the attendant public safety and environmental dangers posed by cannabis production on public lands; and

●	cannabis possession or use on federal property.

The first Cole Memo issued June 29, 2011, seeks to clarify and provide guidance in response to inquiries from state and local governments seeking guidance about the DOJ’s position on the enforcement of the CSA in jurisdictions that have under consideration or implemented legislation that would sanction and regulate the commercial cultivation and distribution of cannabis.  This Cole Memo reinforces the Ogden Memo that the DOJ’s view “of the efficient use of limited federal resources” has not changed.  However, this Cole Memo also makes it clear that the Ogden Memo was never intended to shield activities from federal enforcement action and prosecution, even when those activities purport to comply with state law.  Persons who are in the business of cultivating, selling, or distributing cannabis, and those who knowingly facilitate such activities, are in violation of the CSA regardless of state law, and those engaged in transactions involving the proceeds of such an activity may also be in violation of federal money-laundering statutes and other federal financial laws. The second Cole Memo dated February 14, 2014, for the most part reiterates the government’s position outlined in the first Cole Memo as well as tying in FinCEN’s position as outlined in its guidance of the same date.

The FinCEN guidance clarifies how banks can offer services to cannabis-related businesses consistent with their BSA reporting obligations by filing suspicious activity reports (SARs) and provides three categories of SAR filings for cannabis-related business:  “marijuana limited,” “marijuana priority,” and “marijuana termination.”  If a financial institution provides financial services to a cannabis-related business that it reasonably believes, based on its customer due diligence review, does not implicate one of the Cole Memos priorities or violate state law, it should file a “marijuana limited” SAR.  Since the eight priorities of the Cole Memos principally deal with the illegal cultivation and distribution of cannabis and we do not engage in these activities, we anticipate that financial institutions providing financial services to us will file, if deemed required, “marijuana limited” SARs relating to our activities.  In addition to our compliance with state laws and regulations, we will seek to meet FinCEN’s guidance to the extent that it indirectly affects our business, through our systems, procedures, and protocols to review customer licensing and identification procedures of customers and retail customers.  Furthermore, we will, to the extent practicable as an ancillary technology company, not do business with companies that we believe may violate one or more of the eight priorities of the Cole Memos.

FinCEN guidance expanded on the “know your customer” guidelines and clarified how financial institutions can provide services to cannabis-related businesses consistent with their BSA obligations and stated:

In assessing the risk of providing services to a marijuana-related business, a financial institution should conduct customer due diligence that includes: (i) verifying with the appropriate state authorities whether the business is duly licensed and registered; (ii) reviewing the license application (and related documentation) submitted by the business for obtaining a state license to operate its marijuana-related business; (iii) requesting from state licensing and enforcement authorities available information about the business and related parties; (iv) developing an understanding of the normal and expected activity for the business, including the types of products to be sold and the type of customers to be served (e.g., medical versus recreational customers); (v) ongoing monitoring of publicly available sources for adverse information about the business and related parties; (vi) ongoing monitoring for suspicious activity, including for any of the red flags described in this guidance; and (vii) refreshing information obtained as part of customer due diligence on a periodic basis and commensurate with the risk. With respect to information regarding state licensure obtained in connection with such customer due diligence, a financial institution may reasonably rely on the accuracy of information provided by state licensing authorities, where states make such information available.

While we are not by definition considered a “financial institution,” we do and will continue to follow the above protocols of knowing our customers, validating each cannabis-related business through our due diligence review of the vendor itself, as well as verifying each vender’s current licensure with the respective state regulatory agency.  This monitoring will be done at the onset of the business relationship as well as periodically throughout the business relationship.

Our Compliance Strategy

Our business protocols are in place and monitored to ensure compliance with state-specific laws and regulations.  We submitted our business plan, completed the state of Colorado Department of Revenue Marijuana Enforcement Division Vendor Registration Application, and on September 2, 2014, were approved as a registered vendor by the state of Colorado.

We will closely monitor evolving state and local laws, rules, and regulations and banking regulations.  Our products will be designed to be in accordance with state and local regulations and banking requirements.  We will offer services only to companies that are professionally operated and properly licensed in accordance with state and local laws.  Changes in such laws, rules, and regulations, or the recall of any state or local legislation, could have a material adverse effect on our business and financial condition.

We believe that the following specific aspects of our CannaCash and CannaTrade services and products could trigger an obligation to comply with federal, state, and local laws:

●	if we did not complete thorough due diligence review on the licensed cannabis-related business with which we have dealings;

●	if we allowed a person under age 21 to access the CannaCash system; and

●	if we permitted a non-licensed cannabis-related establishment to use either product or service.

We will rely on the experience and knowledge of our two principals, Brandon Jennewine and Daniel Rogers, who have previously been owners of state-licensed cannabis-related businesses in Colorado and are familiar with Colorado’s state laws and regulatory scheme and have working experience with regulatory personnel.  We also retain regulatory legal counsel specializing in cannabis law to assure current knowledge of and compliance with ongoing changes in rules and regulations.  In addition, we have designed the technology and back-office due diligence program and protocols to assure ongoing compliance.  We will take steps to confirm that the CannaTrade vendor-company is in compliance, good standing, and its state license is current with the specific state regulatory agency.  For CannaCash, we will document that the customers are age 21 or older.  Our technology will be available only in states that have cannabis-related regulated businesses.

On June 26, 2014, the Colorado Marijuana Enforcement Division announced results of an undercover investigation revealing that medical and recreational facilities were found to be 100% compliant in not allowing underage persons to purchase cannabis.1

We are working only with retailers of medical or recreational sellers that are verified, through lists provided by state or local regulatory agencies, to be in good standing and allowed to conduct business in their respective states.

In Colorado and Washington, an individual is required to physically provide a valid, government-issued identification to verify he is age 21 or older to access a regulated store or retailer for either medical or recreational cannabis.  The retail facility is required by state rules to have on its premises specific cameras that have resolution suitable to see the identification process to ensure that the retail-cannabis facility is validating the identification.  The individual verification is repeated every time a person enters that facility, irrespective of whether the individual is known to the operator or has frequented the dispensary on many occasions.  The cost of maintaining identification compliance is borne by the state-licensed retailer and is not our expense.  Our costs of maintaining our compliance systems and protocols are considered a regular operating expense that is built into our product pricing.

Our internal due diligence review is a critical aspect of our compliance effort in providing technology products to only compliant operators and persons age 21 or older in states that have enacted some form of safe-access laws to cannabis.  For example, we believe that cannabis-related businesses in Colorado will continue to be compliant in not selling cannabis products to underage persons–one of the Cole Memos’ eight priorities.  As noted above, on June 26, 2014, the Marijuana Enforcement Division and the City of Denver police department announced 100% compliance with the age requirements within the regulated cannabis business and found no violations in the 20 stores located in Denver and Pueblo.

CannaTrade’s technology does not facilitate or handle payment components of cannabis transactions, but rather serves as a match-making technology service for licensed operators.  We do not foresee that our proposed CannaTrade operations would violate FinCEN, FDIC, or BSA rules and regulations, compliance with which are the responsibility of the state-licensed operators.  When we initiates our prepaid gift card program, we plan to limit transaction amounts to $1,000 per individual per day and have our regulatory counsel review the program to ensure that it meets the requirements of FinCEN, BSA, and the FDIC, and is in accordance with the guidance outlined in the Ogden Memo and Cole Memos.

1 See News Release from Colorado Department of Revenue Marijuana Enforcement Division, “Colorado’s Marijuana Enforcement Division Announces Successful Underage Compliance Checks,” dated June 26, 2014 https://www.colorado.gov/pacific/sites/default/files/MED%20Successful%20Underage%20Compliance%20Checks%2C%20June%2026%2C%202014%5B1%5D.pdf

Possible Changes to Federal View

Although the DOJ has stated in the Ogden Memo and Cole Memos that it is not an efficient use of limited resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis, there is no guarantee that the DOJ’s position will not change regarding the low-priority enforcement of federal laws, including the CSA, or that any future administration would not change this policy and decide to strongly enforce the federal laws.

In light of the 2005 U.S. Supreme Court ruling in Gonzales v. Raich, under the commerce clause of the constitution, Congress may pass laws to criminalize the production and use of home-grown cannabis even where states have approved its use for medicinal purposes, which leads to the conclusion that the CSA may preempt state laws relating to any cannabis-related activity.  Any such change in the federal enforcement program of current federal laws could cause significant financial damage to our business.  While we do not intend to harvest, distribute, or sell cannabis, we may be irreparably harmed by a change in enforcement by the federal or state governments.

Should the U.S. Supreme Court rule to invalidate safe access to cannabis laws in more than 20 states and the District of Columbia, our operations would be adversely affected.  However, if this should occur, we will repurpose our technology to non-cannabis-related businesses.  We could focus CannaTrade on the industrial hemp industry, a non-cannabis-related business, and facilitate a trading platform for buyers and sellers of commercial hemp.  We could also repurpose CannaTrade’s technology to facilitate the matching of buyers and sellers of commercial equipment, such as industrial lighting and other equipment for industrial agriculture.  Also, we believe the technology for CannaCash can be repurposed and used as a loyalty program for small-businesses and regionally-specific businesses to strengthen and support local and small-businesses by targeting and marketing to local consumers.

Proprietary Technology

Our CannaCash and CannaTrade products are based on proprietary software developed for us by our officers and third-party contractors.  We do not believe that any of our current products, or currently foreseen future products, contain or will contain features that are patentable.  Instead, we rely on a proprietary confidentiality and nondisclosure discipline to protect our products.  However, if future proprietary software developed by our officers contains patentable features, we will apply for and obtain patent protection for our products.

Research and Development

We currently offer two technology products: CannaCash and CannaTrade.  We will remain focused on developing technologies for our industry and aimed at specific solutions for state and local regulation.  We will formulate and develop technology to meet diverse regulatory requirements across all of our markets.  Furthermore, we will continuously investigate processes for improving our technology products and identifying new technologies to serve the industry.

Through our internal research and development efforts and our relationships with industry operators and organizations, we believe we will be able to provide evolving and effective technology solutions.  Our plans for our research and development activities include developing technology products that are new to the industry, updating existing technologies to keep them current with the latest laws and regulations, and adapting existing technologies to enter new states that implement cannabis laws.  Going forward, we intend to increase our spending and resources for technology research and development.

Employees

As of December 31, 2014, we employed a total of two management-level personnel.  We may require additional employees in the future.  There is intense competition for capable, experienced personnel, and we cannot assure that we will be able to obtain new qualified employees when required.

We believe our relations with our employees are good.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk.  If any of the following events or outcomes actually occur, our business, operating results, and financial condition would likely suffer.

Risks Related to our Business

We are dependent on our banking and merchant relationships.

We are dependent on the banking industry to support the financial functions of our products and services.  Similarly, important components of our products and services depend on merchant accounts and relationships, which in turn depend on banking functions.  Federal and federally insured state banks currently do not serve the cannabis industry on the stated ground that growing and selling cannabis is illegal under federal law.  We cannot assure that our strategies and techniques for designing our products and services to operate effectively and efficiently will not be adversely impacted by the continuing refusal of banks to serve the cannabis industry.  A change in banking regulations or a change in the position of the banking industry to permit banks to serve the cannabis industry may increase competition for us, facilitate new entrants into the industry offering products or services similar to those that we offer, or otherwise adversely affect our results of operations.

The conduct of third parties may jeopardize our business or legal compliance.

We cannot assure that our systems, protocols, and practices will prevent unauthorized or illegal activities by customers or retailers with whom we do business.  Our success will depend on our ability to operate consistent with the regulatory and licensing requirements of each state in which we provide products and services, which in turn will depend on our ability to determine the residences of our customers, the licenses held by retailers with which we do business, and their compliance with the regulations applicable to them.  We cannot assure that the conduct of third parties will not place our legal status or business in jeopardy and therefore, expose us to legal sanctions and costs, which would adversely affect our results of operations.

Our proprietary data systems may be compromised by hackers.

CannaCash, CannaTrade,  and CannAssist, as well as other products and services that we may develop in the future, will be based on proprietary software and customer-specific data that we seek to protect by routine measures such as password protection, confidentiality and nondisclosure agreements with employees, and similar measures.  Any unauthorized access to our software or data could materially disrupt our business and result in financial loss and damages to our business reputation.

Our operations would be adversely affected if we operate in states with undefined regulatory oversight or if regulations change.

We are exposed to regulatory uncertainties resulting from significant differences between the regulatory regimes of various states and uncertainties in states with undefined regulatory regimes.  Regulations have only recently been adopted and are likely to change, becoming more restrictive, as states gather regulatory experience.  There is little interpretative guidance or staff experience at state regulatory agencies to provide operating guidance.  We conduct business exclusively in states that have enacted formal regulatory regimes and codified laws and ordinances in which licensed cannabis-related businesses are allowed to operate.  However, we cannot assure that we, or our customers, will be able to ascertain or comply with all applicable requirements.

Because each state and local jurisdiction may have significant differences in its cannabis-related laws and regulations, we cannot assure that even with the advice of legal counsel familiar with the cannabis laws and regulatory program of a particular state, we will be able to comply with applicable laws and regulations.

Any change in the federal government’s enforcement of current federal laws could cause significant financial damage us.  While we do not intend to harvest, distribute, or sell cannabis, we may be irreparably harmed by a change in enforcement by the federal or state governments.

Differences and uncertainties in various state and local laws and ordinances may adversely affect our ability to comply with the laws of each jurisdiction in which we may do business.

We cannot ensure that our systems, protocols, and practices will be timely updated and modified to ensure compliance with the various, diverse, and ever-changing laws and regulatory schemes of the various states and local principalities in which we intend to operate, and failure to do so would materially and adversely affect our financial results and business operations and reputation.

New laws and regulations may be passed that would outlaw our activities.

Due to the rapidly changing rules and regulations in various markets, it is possible that our CannaCash or CannaTrade activities could be outlawed in one or more markets or that federal guidelines could be issued that would have a material effect on our strategy and offerings.  In addition, it is possible that the DOJ will decide to pursue enforcement actions against producers, sellers, and any person providing ancillary services within the cannabis industry.

The public tide in support of legalization may turn in support of criminalization.

While public polls continue to trend in support of legalization and decriminalization throughout the country, we cannot guarantee that this trend will continue and that the support will not wane among the public.

We are a development-stage company with limited revenues.

We are a development-stage company with limited revenue and do not expect to generate significant revenue unless and until our product portfolio, or part of it, is commercialized.  We do not anticipate launching any new products into the market until the first half of 2015, at the earliest.  We will need to raise additional capital to fund our operations, and we cannot assure that we will be successful in doing so.

We have received a going concern opinion from our auditors.

We have an accumulated deficit and have had negative cash flows from our operations.  Accordingly, we have received a report from our independent auditors in connection with our audited financial statements that includes an explanatory paragraph describing their substantial doubt about our ability to continue as a going concern.  This may negatively impact our ability to obtain additional funding or funding on terms attractive to us.

Our future success is largely dependent on our current management.

Our business was built by the vision, dedication, and expertise of Brandon Jennewine and Daniel Rogers.  Our success is dependent upon the continued efforts of these people.  If it became necessary to replace them, it is unlikely new management could be found that would have the same level of knowledge and dedication to our success.  The loss of the services of these professionals, especially in the development of future proprietary software, patents, or applications, would adversely affect our business.

Our growth strategy may not be successful.

We intend to expand our operations and market base.  These operations will be subject to all of the risks inherent in the growth of a new business enterprise, particularly one that operates in an emerging and highly competitive industry.  The timing and related expenses of expansion may cause our earnings, if any, to fluctuate.  The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with growth of a business, including uncertainty as to implementation of our strategies and capabilities, market acceptance of our products and services, our operating and marketing methods, expenses, and competition.  We may not be successful in our proposed expanded business activities.

We are operating in developing markets, and there is uncertainty as to acceptance of our products in these markets.

We have conducted limited marketing activities to date.  Thus, we have relatively little information on which to estimate our levels of sales, the amount of revenue we will generate, and our operating and other expenses.  We cannot assure that we will be successful in our efforts to directly market our products or to develop markets in the manner we contemplate.

There are economic and general risks relating to business.

The success of our activities is subject to risks inherent in business generally, including demand for products and services, general economic conditions, changes in taxes and tax laws, and changes in governmental regulations and policies.

Our industry is subject to rapid technological changes that, if we are unable to match or surpass, will result in a loss of competitive advantage and market opportunity.

Because of the rapid technological development that regularly occurs in the financial payment industry, we must continually devote substantial resources to developing and improving our technology and introducing new product offerings.  These efforts and expenditures are necessary to establish market share and, ultimately, to generate revenues.  If another company offers better products or technologies, a competitive position or market window opportunity may be lost, and therefore, our revenues or revenue potential may be adversely affected.

If our intellectual property rights do not provide us with the anticipated market protection, our competitive position, business, and prospects will be impaired.

We will rely on our intellectual property rights to provide competitive advantage and protect us from theft of our intellectual property.  We believe that our intellectual property rights are valid, enforceable, and valuable.  However, third parties may make claims of invalidity respecting our proprietary software and intellectual property, and such claims could give rise to material costs for defense and divert resources away from our other activities.  If our proprietary software is patentable and our patents or patent applications are shown not to be as broad as currently believed, or are otherwise challenged such that some or all of the protection is lost, we may suffer adverse effects from the loss of competitive advantage and our ability to offer unique products and technologies.  As a result, there would likely be an adverse impact on our business prospects.

We are subject to outside influences beyond our control, including new legislation, that could adversely affect our licensing and implementation activities and have an adverse impact on the execution of our business plan or associated intellectual properties.

Our licensing and implementation activities are subject to numerous risks from outside influences, including new legislation, regulations, and rules related to obtaining or enforcing patents.  As an example, the legalization of the right to grow, harvest, and sell cannabis and cannabis-related products is recent, and it is uncertain as to how the industry that is developing around this new legislation will ultimately evolve.  If our product offerings are not properly positioned for this developing industry, it could have an adverse impact on any financial position we may have moving forward and hinder our ability to execute our business plan.

Risks Related to our Common Stock

Because our common stock is considered a “penny stock,” any investment in our shares is considered to be a high-risk investment and is subject to restrictions on marketability.

Our common stock is considered a “penny stock” on the OTC Markets as it currently trades for less than $5.00 per share.  The OTC Market system is generally regarded as a less efficient trading market than the NASDAQ Capital or Global Markets.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information respecting transactions in these securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to effecting a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which specifies information about penny stocks and the nature and significance of risks of the penny stock market.  The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules require that, prior to effecting a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock.

Since our common stock will be subject to the regulations applicable to penny stocks, the market liquidity for our common stock could be adversely affected because the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and, thus, a stockholder’s ability to sell our common stock in the secondary market in the future.

We have never paid dividends and have no current plans to do so in the future.

Our stockholders are entitled to receive such dividends as may be declared by our board of directors.  To date, we have not paid any cash dividends on our common stock, and we do not expect to pay cash dividends on our common stock in the foreseeable future.  We intend to retain future earnings, if any, to provide funds for operations of our business.

Our indemnification of our directors and officers may limit the rights of ours stockholders.

While our board of directors and officers are generally accountable to us and our stockholders, the liability of the directors and officers to us, our stockholders, and third parties is limited in certain respects under applicable state law and our Articles of Incorporation and Bylaws, as in effect.  Further, we have agreed or may agree to indemnify our directors and officers against liabilities not attributable to certain limited circumstances.  This limitation of liability and indemnity may limit rights that our stockholders would otherwise have to seek redress against our directors and officers.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 1720 S. Bellaire Street, Suite 325, Denver, CO.  Our offices consist of approximately 1,786 rentable square feet.  The lease term is 40 months, commenced on November 1, 2014, and required a lease deposit of $12,502, $6,102 of which will be applied to future’s month’s rent.

ITEM 3. LEGAL PROCEEDINGS

There are no claims, actions, suits, proceedings, or investigations currently pending or, to our knowledge, threatened by or against us or respecting our operations or assets or by or against any of our officers, directors, or affiliates.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock and Dividend Policy

Since December 2, 2014, our common stock has been quoted on the OTCQB tier of the OTC Markets Group under the trading symbol “MJTK.”  Before that date, we were listed on the OTC Bulletin Board under the trading symbol “TTNS.”  Since inception, there has been sporadic trading activity in our common stock and the price fluctuations have been volatile.  Currently, there is no established trading market for our common stock.  Management does not expect any established trading market to develop unless and until we have material operations.  In any event, we cannot assure that any market for our common stock will develop or be maintained.  If a public market develops in the future, the sale of “unregistered” and “restricted” shares of common stock pursuant to Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), by members of management or others may have a substantial adverse impact on any such market.  At the present time, there are 645,460 free-trading shares of common stock.

The following table sets forth the range of low and high prices for our common stock for the each of the periods indicated as reported and summarized by the OTCQB.  These prices are based on interdealer bid and asked prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Low	High
2015:
First Quarter (through March 25, 2015)	$1.50	$2.07

2014:
Fourth Quarter	2.00	6.00
Third Quarter	1.50	8.50
Second Quarter	1.08	1.09
First Quarter	1.75	1.85

2013:
Fourth Quarter	1.85	2.00
Third Quarter	2.00	2.00
Second Quarter	1.375	2.50
First Quarter	1.375	1.375

We had approximately 101 stockholders of record of our common stock.  As of March 16, 2015, we had 11,068,755 shares of our common stock issued and outstanding.

Holders of shares of common stock are entitled to share pro rata in dividends and distributions respecting the common stock when, as, and if declared by the board of directors out of funds legally available therefor.  We have not paid any dividends on our common stock and intend to retain earnings, if any, to finance the development and expansion of our business.  Future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including future earnings, capital requirements, and our overall financial condition.

Recent Sales of Unregistered Securities

Our Form 8-K filed December 22, 2014, mistakenly reports 628,867 unregistered shares of our common stock sold to 14 accredited investors for $387,400 in a private placement of our securities.  However, the correct number is 645,667 unregistered shares of our common stock sold to 14 accredited investors for $387,400 in a private placement of our securities.  The shares were sold in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering.  All of the investors were “accredited” as defined in Rule 501(a) of Regulation D.  Each investor confirmed the foregoing and acknowledged, in writing, that the securities must be acquired and held for investment.  All certificates evidencing the shares sold bear or will bear a restrictive legend.  No underwriter participated in the offer and sale of these securities and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On August 15, 2014, we entered into an Agreement and Plan of Merger to combine our business and activities with CannaSys-Colorado into a single entity (the “Merger”).  Under the terms of the Merger, our wholly owned subsidiary formed to effectuate the Merger was merged with and into CannaSys-Colorado, the surviving entity, which then became our wholly owned subsidiary.  By operation of the Merger, all of the CannaSys-Colorado outstanding common stock was converted into a total of 6,000,000 shares of our common stock, which constitutes 57.70% of our total issued and outstanding common stock.  Our shareholders prior to the Merger retained an aggregate of 4,398,088 shares of common stock.  We had no outstanding options or warrants to purchase shares of common stock.  Since the business operations of CannaSys-Colorado now constitutes the majority of our business operations, the following discussion and analysis is focused on those operations and excludes operations prior to the Merger.

CannaSys-Colorado was formed as a limited liability company on October 4, 2013, before converting to a corporation on June 26, 2014.  CannaSys-Colorado had no business operations until the fourth quarter of 2013.

Results of Operations for the Year Ended December 31, 2014, Compared to the Year Ended December 31, 2013

Sales Revenue

Revenue for the year ended December 31, 2014, was $6,538.  Because our inception was October 4, 2013, we had no revenues in 2013.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2014, was $12,006.  Because our inception was October 4, 2013, we had no cost of goods sold in 2013.

Operating Expenses

Compensation expense was $1,012,500 for the year ended December 31, 2014.  Compensation expenses reflect stock-based bonus compensation.  Because our inception was October 4, 2013, there was no compensation expense in 2013.

Professional fees were $130,642 for the year ended December 31, 2014.  Professional fees reflect legal, accounting, and administration fees incurred in 2014 directly related to the Merger and Securities and Exchange Commission filing requirements.

Salary and wage expense was $274,057 for the year ended December 31, 2014.  Because our inception was October 4, 2013, there was no salary and wage expense in 2013.

General and administrative expense was $125,132 and $32,493 for the years ended December 31, 2014 and 2013, respectively.  General and administrative expense increased as a result of normal operating activities for the full year.

Research and development expense was $178,538.  Because our inception was October 4, 2013, there was no research and development expense in 2013.

Liquidity and Capital Resources

At December 31, 2014, our principal source of liquidity for our continuing operations consisted of cash of $525,720, accounts receivable of $2,224, and prepaid expenses and other assets of $2,828.  In addition, we had stockholders’ equity of $499,738 at December 31, 2014.

During the year ended December 31, 2014, we used cash of $677,385 in operating activities, as compared to $21,599 for the year ended December 31, 2013.  Investing activities provided cash of $27,316 during the year ended December 31, 2014; there were no investing activities in 2013.  Financing activities provided cash of $1,087,400 during the year ended December 2014, as compared to $109,988 for the year ended December 31, 2013.

On March 31, 2014, we sold 1,020,000 shares of common stock to B44 LLC for total cash proceeds of $100,000.

On June 30, 2014, we sold 1,020,000 shares of common stock to B44 LLC for total cash proceeds of $100,000.

From September 26 through December 19, 2014, we sold 645,667 shares of common stock to 14 accredited investors for total cash proceeds of $387,400.

On February 9, 2015, we sold 25,000 shares to Loyl.Me, LLC, in connection with the License Agreement.

Our efforts are focused on increasing revenue, while we explore external funding alternatives as our current cash is insufficient to fund operations for the next 12 months.  Although our independent auditors have expressed substantial doubt about our ability to continue as a going concern, we feel that our revenue potential is sufficient for our business to continue as a going concern.  However, in order to expand our product offerings, we expect that we will require additional investments and revenue.

As we continue to develop new products and identify specific commercialization opportunities, we will focus on those product markets and opportunities for which we might be able to get external funding through joint venture agreements, strategic partnerships, or other direct investments.

Off Balance Sheet Arrangements

As of December 31, 2014, there were no off balance sheet arrangements.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations.  The list is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States (GAAP), with no need for management’s judgment in their application.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see the notes to our December 31, 2014, consolidated financial statements.  Note that our preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period.  We cannot assure that actual results will not differ from those estimates.

Stock-based Compensation

We account for equity-based transactions with nonemployees under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic No. 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”).  ASC 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant.  The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model.  In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

We account for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

Revenue Recognition

We follow paragraph FASB ASC Topic No. 605-10-S99-1 for revenue recognition.  We will recognize revenue when it is realized or realizable and earned.  We consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) the product has been shipped or the services have been rendered to the customer; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

Income Taxes

We follow Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

We adopted FASB ASC 740-10-25, Accounting for Uncertainty in Income Taxes.  ASC 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740-10-25 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures.  We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of ASC 740-10-25.

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued Accounting Standard Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, clarifying which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11.  The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users.  In choosing to narrow the scope of the offsetting disclosures, the FASB determined that it could make them more operable and cost-effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with GAAP and those prepared under International Financial Reporting Standards (IFRS).  Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on or after January 1, 2013.  The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards.  This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013.  We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

We have implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, including the Report of Independent Registered Public Accounting Firm on our consolidated financial statements, are included beginning on page F-1 of this report, immediately following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between us and our accountants on any matter of accounting principles, practices, or financial statements disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer (whom we refer to in this periodic report as our Certifying Officers) as appropriate to allow for timely decisions regarding required disclosure.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2014, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon evaluation, our Certifying Officers concluded that, as of December 31, 2014, our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Responsibility, estimates, and judgments by management are required to assess the expected benefits and related costs of control procedures.  The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Our Certifying Officers conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our Certifying Officers concluded that, as of December 31, 2014, our internal control over financial reporting was effective as of the end of the period covered by this report.   In November 2014, we hired an independent third party certified accountant to oversee our accounting functions, month-end closings, and financial statement preparation, which has remediated our prior material weakness related to segregation of duties.  Although we have taken steps to improve our controls and procedures over financial reporting relating to segregation of duties, we still lack a formal review process that includes multiple levels of review.  Management believes that this deficiency in our controls and procedures did not have an effect on our financial results.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations that include the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.  Therefore, even those systems determined to be effective can provide only reasonable assurance respecting financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

The changes described above in our internal controls over financial reporting that occurred during the year ended December 31, 2014,  are reasonably likely to improve our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position

Brandon C. Jennewine	41	Chief Executive Officer, President, and Director
Daniel J. Rogers	41	Chief Financial Officer, Vice President, Secretary, Treasurer, and Director

Brandon Jennewine serves as our Chief Executive Officer, President, and a director.  Mr. Jennewine has over 20 years of experience as an architect and developer with leadership roles in technology companies.  In July 2009, he co-founded with Daniel J. Rogers Greenwerkz, LLC, later converted to Greenwerkz, Inc., a cannabis dispensary located in Denver, Colorado, having three retail locations and two production facilities.  Mr. Jennewine helped orchestrate the four Greenwerkz partners’ exit through a buyout by the sole remaining partner in February 2014, while simultaneously starting CannaSys and managing, as chief executive officer, TK Health, LLC, an IT consultancy based in Castle Rock, Colorado.  TK Health, LLC, was formed in March 2010 to provide custom software programming for the e-healthcare and finance sectors.  Prior to the cannabis business, he worked primarily in solutions in the e-prescribing, medical, and financial segments, acting as a software architect for SureScripts, LLC, an e-prescribing network based in Alexandria, Virginia, from July 2007 to February 2010, and as chief technology officer for Liver Research Institute, working under a grant from Roche Pharmaceuticals, from 2005 to 2006.  Mr. Jennewine graduated with a bachelor of science in electrical engineering from Colorado State University.

Daniel J. Rogers serves as our Chief Financial Officer, Vice President, Secretary, Treasurer, and a director.  Mr. Rogers has 12 years of banking experience with a specialization in business development risk management.  Mr. Rogers began serving on the board of directors of Grow Condos, Inc., on October 21, 2014.  Grow Condos, a publicly traded company, is a real estate purchaser, developer, and manager of specific-use industrial properties providing “condo” style, turn-key grow facilities to support cannabis farmers.  In July 2009, he co-founded with Brandon C. Jennewine, Greenwerkz, Inc., where he was Chief Financial Officer and Managing Member.  Until March 2014, Mr. Rogers also served as Chairman of the Banking/Finance Subcommittee for MMIG, a government relations organization, that he and Mr. Jennewine helped form in 2010.  Mr. Rogers obtained his bachelor’s degree in finance in 1997 from Fort Lewis College, Durango, Colorado, and later completed NationsBank / Bank of America’s Management Associate Program, a six-month training program for corporate risk management.  Mr. Rogers later served as a Vice-President for Bank of America’s Global Corporate & Investment Bank Commercial Real Estate Group located in Denver, Colorado, from 1998 to 2005, and later served as Finance Manager for Panattoni Development Company in Denver, Colorado, and Toronto, Ontario, Canada, from 2005 until February 2009.

Our executive officers and directors or their affiliates do not beneficially own any equity securities or rights to acquire any of our securities, except as otherwise described in this report, and no persons have been involved in any transaction with us or any of our directors, executive officers, or affiliates that is required to be disclosed pursuant to the rules and regulations of the Securities and Exchange Commission, other than the transactions that have been described in this report or in any prior reports filed by us with the Securities and Exchange Commission.

None of our officers and directors has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or is or has been a party to any judicial or administrative proceeding during the past five years, except for matters that were dismissed without sanction or settlement, that resulted in a judgment, decree, or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws or a finding of any violation of federal or state securities laws.

Committees of the Board

We currently do not have nominating, compensation, or audit committees or committees performing similar functions nor do we have a written nominating, compensation, or audit committee charter.  Our board of directors believes that it is not necessary to have these committees, at this time, because the directors can adequately perform the functions of such committees.

Compliance with Section 16(a)

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons that own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities.  Officers, directors, and greater than 10% stockholders are required to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3, 4, and 5 and amendments thereto filed with the Securities and Exchange Commission during or respecting the last fiscal year ended December 31, 2014, no person that, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of our equity securities, or known to be subject to Section 16 of the Exchange Act, failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act, with the following exception:  our former chief executive officer and director, Robert Deller, did not file any report of ownership for his securities.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including our executive officers, a copy of which is included as an exhibit to this report.

Corporate Governance

We promote accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with the Securities and Exchange Commission and in other public communications we make; and strive to be compliant with applicable governmental laws, rules, and regulations.

In lieu of an audit committee, our board of directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results, and effectiveness of the annual audit of our financial statements and other services provided by our independent public accountants.  The board of directors reviews our internal accounting controls, practices, and policies.

Audit Committee Financial Expert

We do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  Our directors do not believe that it is necessary to have an audit committee because management believes that the board of directors can adequately perform the functions of an audit committee.  In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Shareholder Proposals

We do not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Currently, we do not have any specific or minimum criteria for the election of nominees to the board of directors, and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President at our corporate address.

ITEM 11. EXECUTIVE COMPENSATION

2014 Summary Compensation Table

The following table sets forth, for each of our last two completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer during the preceding fiscal year and each of our other highest compensated executive officers earning more than $100,000 during the last fiscal year (“Named Executive Officer”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)(1)	Non Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Brandon C. Jennewine	2014	$28,077	--	--	--	--	--	--	$28,077
Chief Executive Officer	2013	--	--	--	--	--	--	--	--

Daniel J. Rogers	2014	$38,400	--	--	--	--	--	--	$38,400
Chief Financial Officer	2013	--	--	--	--	--	--	--	--

Stock Option Plan

We have not adopted a stock option plan.

Employment Agreements

We have entered into employment letter agreements with the following employees:
  Brandon Jennewine – letter agreement dated January 30, 2015, for the position of Chief Executive Officer at an annual base salary of $95,000, with cash bonuses up to $150,000 per year, and three weeks paid vacation time.
  Daniel Rogers – letter agreement dated January 30, 2015, for the position of Chief Financial Officer at an annual base salary of $75,000, with cash bonuses up to $150,000 per year, and three weeks paid vacation time.
We reimburse employees for their out-of-pocket costs in connection with their activities on our behalf.

Director Compensation

We do not have any additional compensation plan for our directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 6, 2015, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers and directors; and (iii) our directors and Named Executive Officers as a group, based on 11,068,755 shares of common stock outstanding.  Except as otherwise indicated, each stockholder listed below has sole voting and investment power over the shares beneficially owned:

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Common Stock

Principal Stockholders:
F-squared Enterprises, LLC(3)(4)	1,515,000	13.69%
Jeff W. Holmes(5)	700,440	6.33
Robert R. Deller(6)	740,673	6.69
Ascendiant Capital Group, LLC(7)	635,063	5.74
Chris Holmes(8)	867,000	7.83

Directors:
Brandon C. Jennewine(3)(4)	1,515,000	13.69%
Daniel J. Rogers(3)	400,000	3.61%

All Executive Officers and Directors as a Group (2 persons)	1,915,000	17.30%
______________________
(1)	All ownership is direct unless otherwise indicated.
(2)	All holdings are shares of common stock.
(3)	Address is 1720 S Bellaire Street, Suite 325, Denver, CO 80222.
(4)	These shares are beneficially owned by Brandon C. Jennewine since he is the owner of F-squared Enterprises, LLC, which directly owns the shares.
(5)	Address is P.O. Box 11207, Zephyr Cove, NV.
(6)	Address is 4950 Golden Springs Drive, Reno, NV 89509.
(7)	Address is 18881 Von Karman Avenue, Irvine, CA 92612.
(8)	These shares are beneficially owned by Mr. Holmes since he is the owner of Smokejump Capital, LLC, which directly owns the shares.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.  Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions Involving Officers, Directors, and Stockholders

During the year ended December 31, 2013, F-Squared Enterprises LLC contributed $7,488 for working capital.  F-Squared Enterprises LLC is owned 100% by Brandon Jennewine, who serves as our President, Chief Executive Officer, and a director.  Daniel J. Rogers, who serves as our Vice President, Secretary/Treasurer, Chief Financial Officer, and a director, contributed $2,500 for working capital.

During the year ended December 31, 2014, we received information technology consulting services from Tribal Knowledge Health LLC (TK Health). TK Health is owned by Brandon Jennewine, who serves as our President, Chief Executive Officer, and a director. We paid TK Health a total of $22,512 in 2014 for its information technology services.

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval, or ratification of transactions with our executive officers, directors, and significant stockholders.  We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional directors, so that such transactions will be subject to the review, approval, or ratification of our board of directors, or an appropriate committee thereof.  Our directors will continue to approve any related-party transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For our fiscal year ended December 31, 2014, we incurred fees of $36,400 for professional services rendered for the audit and reviews of our consolidated financial statements.  For our fiscal year ended December 31, 2013, we incurred fees of $5,400 for professional services rendered for the audit and reviews of our consolidated financial statements.

Audit Related Fees

For our fiscal years ended December 31, 2014 and 2013, we did not incur any audit-related fees.

Tax Fees

For our fiscal years ended December 31, 2014 and 2013, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2014 and 2013.

Audit and Non-Audit Service Preapproval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, our board of directors has adopted an informal approval policy that it believes will result in an effective and efficient procedure to preapprove services performed by the independent registered public accounting firm.

Audit Services.  Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our consolidated financial statements.  The board of directors preapproves specified annual audit services engagement terms and fees and other specified audit fees.  All other audit services must be specifically preapproved by the board of directors.  The board of directors monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions, and fees resulting from changes in audit scope or other items.

Audit-Related Services.  Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, which historically have been provided to us by the independent registered public accounting firm and are consistent with the Securities and Exchange Commission’s rules on auditor independence.  The board of directors preapproves specified audit-related services within preapproved fee levels.  All other audit-related services must be preapproved by the board of directors.

Tax Services.  The board of directors preapproves specified tax services that it believes would not impair the independence of the independent registered public accounting firm and that are consistent with Securities and Exchange Commission’s rules and guidance.  The board of directors must specifically approve all other tax services.

All Other Services.  Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related, and tax services categories.  The board of directors preapproves specified other services that do not fall within any of the specified prohibited categories of services.

Procedures.  All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the board of directors and the Chief Financial Officer.  The Chief Financial Officer authorizes services that have been preapproved by the board of directors.  The Chief Financial Officer submits requests or applications to provide services that have not been preapproved by board of directors, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the Securities and Exchange Commission’s rules on auditor independence, to board of directors for approval.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report or incorporated herein by reference.

1.	Financial Statements. See the following beginning at page F-1:

Page

Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets as of December 31, 2014 and 2013	F-4
Consolidated Statements of Operations for the Years Ended
December 31, 2014 and 2013	F-5
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2014 and 2013	F-6
Consolidated Statement of Stockholders’ Equity (Deficit) for the Years
Ended December 31, 2014 and 2013	F-7
Notes to the Consolidated Financial Statements	F-8

2.
Supplemental Schedules.  The supplemental schedules have been omitted because they are not applicable or the required information is otherwise included in the accompanying consolidated financial statements and the notes thereto.

3.           Exhibits.  The following exhibits are included as part of this report:

Exhibit Number*	Title of Document	Location

Item 2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.01	Agreement and Plan of Merger	Incorporated by reference from the Current Report on Form 8-K/A filed August 28, 2014

Item 3	Articles of Incorporation and Bylaws
3.01	Amended and Restated Articles of Incorporation, filed November 12, 2014	Incorporated by reference from a Current Report on Form 8-K filed November 12, 2014

3.02	Bylaws	Incorporated by reference from the Registration Statement on Form S-1 filed May 13, 2008

Item 4	Instruments Defining the Rights of Security Holders, including indentures
4.01	Specimen Common Stock Certificate of Registrant	Incorporated by reference from the Registration Statement on Form S-1 filed May 13, 2008

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts
10.01	Sublease Agreement between Motocol LLC and CannaSys, LLC dated February 1, 2014	Incorporated by reference from the Current Report on Form 8-K filed August 21, 2014

10.02	Employment letter agreement of Brandon C. Jennewine dated July 8, 2014**	Incorporated by reference from the Current Report on Form 8-K filed August 21, 2014

10.03	Employment letter agreement of Daniel J. Rogers dated July 8, 2014**	Incorporated by reference from the Current Report on Form 8-K filed August 21, 2014

10.04	Office Lease between CannaSys, Inc. (Tenant) and Denver Tower Equities LLC (Landlord), dated October 16, 2014	Incorporated by reference from the Current Report on Form 8-K filed October 20, 2014

10.05	License Agreement between Loyl.Me LLC and CannaSys, LLC dated February 9, 2015	Incorporated by reference from the Current Report on Form 8-K filed February 12, 2015

10.06	License Agreement between Loyl.Me LLC and CannaSys, LLC dated February 12, 2015	Incorporated by reference from the Current Report on Form 8-K filed February 12, 2015

10.07	Revised employment letter agreement of Brandon Jennewine dated January 30, 2015**	This filing

10.08	Revised employment letter agreement of Dan Rogers dated January 30, 2015**	This filing

Item 14	Code of Ethics
14.01	Code of Ethics	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2008, filed March 30, 2009

Item 21	Subsidiaries of the Registrant
21.01	Schedule of Subsidiaries	This filing.

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Exhibit Number*	Title of Document	Location

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101	Interactive Data Files**
101.INS	XBRL Instance Document	This filing.

101.SCH	XBRL Taxonomy Extension Schema	This filing.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing.
_______________________
*
All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.  Omitted numbers in the sequence refer to documents previously filed as an exhibit.

**	Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit, as required by Item 15(a)(3) of Form 10-K.
***
Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANNASYS, INC. (Registrant)

Dated: March 30, 2015	By:	/s/ Brandon C. Jennewine
Brandon C. Jennewine
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brandon C. Jennewine
Dated: March 30, 2015	Brandon C. Jennewine, Director, President,
and Principal Executive Officer

/s/ Daniel J. Rogers
Dated: March 30, 2015	Daniel J. Rogers, Director
Vice President, Secretary/Treasurer, and
Principal Financial Officer

CANNASYS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
CannaSys, Inc.

We have audited the accompanying consolidated balance sheets of CannaSys, Inc. and subsidiaries as of December 31, 2014 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CannaSys, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
Salt Lake City, UT
March 30, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CannaSys, Inc.:

We have audited the accompanying balance sheets of CannaSys, Inc. (“the Company”) as of December 31, 2013 and the related statement of operations, changes in members’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of CannaSys, Inc., as of December 31, 2013 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Denver, CO
August 20, 2014

CANNASYS, INC. Consolidated Balance Sheets

	December 31,
	2014	2013
Assets

Current Assets:
Cash	$525,720	$88,389
Accounts receivable	2,224	-
Prepaid expenses and other assets	2,828	1,685
Total Current Assets	530,772	90,074
Property & equipment, net	7,987	-
Software license	25,000	-
Deposit	12,502	-
Total Assets	$576,261	$90,074

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$21,133	$10,000
Accrued expenses	54,070	2,579
Due to a related party	1,320	-
Total Current Liabilities	76,523	12,579

Total Liabilities	76,523	12,579

Stockholders’ Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value, 75,000,000 shares
authorized, 11,043,755 and 3,960,000 shares issued and outstanding, respectively	11,044	3,960
Additional paid-in capital	2,247,524	106,028
Accumulated deficit	(1,758,830)	(32,493)
Total Stockholders’ Equity	499,738	77,495

Total Liabilities and Stockholders’ Equity	$576,261	$90,074

The accompanying notes are an integral part of these consolidated financial statements.

CANNASYS, INC. Consolidated Statements of Operations

	For the year ended December 31, 2014	For the period from inception on October 4, 2013 through December 31, 2013
Sales revenue	$6,538	$-
Cost of goods sold	12,006	-
Gross Margin	(5,468)	-

Operating Expenses:
Stock compensation expense	1,012,500	-
Professional fees	130,642	-
Salary and wages expense	274,057	-
General and administrative	125,132	32,493
Research and development expense	178,538	-
Total Operating Expenses	1,720,869	32,493

Loss from Operations	(1,726,337)	(32,493)

Net loss	$(1,726,337)	$(32,493)

Basic and diluted loss per common share	$(0.24)	$(0.00)

Weighted average number of common shares outstanding	7,282,387	3,960,000

The accompanying notes are an integral part of these consolidated financial statements.

CANNASYS, INC. STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total

Inception on October 4, 2013	-	$-	$-	$-	$-

Issuance of common stock for cash	3,960,000	3,960	106,028	-	109,988

Net loss for the year ended December 31, 2013	-	-	-	(32,493)	(32,493)

Balance, December 31, 2013	3,960,000	3,960	106,028	(32,493)	77,495

Issuance of common stock for cash	3,685,667	3,686	1,083,714	-	1,087,400

Issuance of common stock for compensation	675,000	675	1,011,825	-	1,012,500

Merger acquisition	2,723,088	2,723	45,957	-	48,680

Net loss for the year ended December 31, 2014	-	-	-	(1,726,337)	(1,726,337)

Balance, December 31, 2014	11,043,755	$11,044	$2,247,524	$(1,758,830)	$499,738

The accompanying notes are an integral part of these consolidated financial statements.

CANNASYS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2014	For the period from inception on October 4, 2013 through December 31, 2013
Cash flow from operating activities
Net loss	$(1,726,337)	$(32,493)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	416	-
Stock-based compensation	1,012,500	-
Change in operating assets and liabilities:
Increase in accounts receivable	(2,224)	-
Increase in prepaids	(1,143)	(1,685)
Increase in other assets	(37,502)	-
Increase in related-party payable	1,320	-
Increase in accounts payable	25,414	10,000
Increase in accrued expenses	50,171	2,579
Net cash used in operating activities	(677,385)	(21,599)

Cash flows (used) /provided by investing activities:
Purchase of property and equipment	(8,403)	-
Cash acquired in merger between CannaSys and Thermal Tennis	35,719	-
Net cash provided by investing activities	27,316	-

Cash flows from financing activities:
Proceeds from the sales of common stock	1,087,400	100,000
Contributed capital	-	9,988
Net cash provided by financing activities	1,087,400	109,988

Net increase in cash	437,331	88,389
Cash at beginning of the period	88,389	-
Cash at end of the period	$525,720	$88,389

Supplemental Disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CANNASYS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization
We were organized as a Nevada corporation on August 25, 1999.  On August 15, 2014, we entered into an Agreement and Plan of Merger to combine our business and activities with CannaSys, Inc., a privately held Colorado corporation focused on providing services to the cannabis industry (“CannaSys-Colorado”), into a single entity (the “Merger”).  CannaSys-Colorado was originally formed on October 4, 2013, as a limited liability company, and converted to a corporation on June 26, 2014.  Under the terms of the merger agreement, our wholly owned subsidiary formed to effectuate the Merger was merged with and into CannaSys-Colorado, the surviving entity, which then became our wholly owned subsidiary.  By operation of the Merger, which was effective August 15, 2014, all of the CannaSys-Colorado outstanding common stock was converted into a total of 6,000,000 shares of our common stock, which constitutes 57.70% of our total issued and outstanding common stock.  Our shareholders prior to the merger retained an aggregate of 4,398,088 shares of common stock.  We had no outstanding options or warrants to purchase shares of common stock.

Due to the CannaSys-Colorado shareholders controlling us after the Merger, CannaSys-Colorado was considered the accounting acquirer.  The transaction was therefore recognized as a reverse acquisition of the company by CannaSys-Colorado.  The accompanying condensed consolidated financial statements are those of CannaSys-Colorado for all periods prior to the Merger.

In connection with the closing of the Merger and after meeting the requirements of the Securities Exchange Act of 1934, as amended, on November 12, 2014, we filed amended and restated articles of incorporation with the Nevada Secretary of State that: (i) changed our name to CannaSys, Inc.; (ii) increased our authorized capital stock to 80,000,000 shares, consisting of 75,000,000 shares of common stock and 5,000,000 shares of preferred stock; (iii) authorized 5,000,000 shares of preferred stock; and (iv) made other modernizing, nonmaterial changes to our articles of incorporation.  Changing the corporate name to CannaSys, Inc. was a condition to the Merger transaction.  The name change better reflects the nature of our principal business operations and it became effective in the OTC market on December 2, 2015, when FINRA announced the name change.  We have also received a new CUSIP number and our trading symbol was changed to “MJTK.”

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

Our business consists of three product concepts—CannaTrade, CannaCash, and CannAssist—that together serve the entire cannabis industry from grower-wholesaler to end-user.

CannaTrade is a market-style, wholesale cannabis matching system designed to serve legal medical and recreational cannabis markets.  CannaTrade proposes to bring the industry a secure, efficient, real-time wholesale product supply exchange and inventory management solution for connecting licensed wholesale buyers and sellers of all types of cannabis and non-cannabis products, while providing business logic to enhance governmental and regulatory compliance frameworks.

CannaCash is an affiliate-based membership rewards loyalty program designed specifically for the cannabis industry.  An early version of CannaCash was introduced to the market in July 2014.  The CannaCash points program and future gift-card/prepaid-card programs will be free for all cannabis customers and affordable for dispensaries and providers.  CannaCash gift cards will be available in multiple denominations and will be redeemable at participating CannaCash locations.  The CannaCash gift mechanism will allow for strong social media ties and an electronic solution for providing gift cards and other products to friends and family.  CannaCash includes an internal control mechanism designed to comply with the regulatory requirements applicable to individual retail outlets and customers based on applicable state licensing information and customers’ addresses.

CannAssist will fulfill the technology needs that are specific to the cannabis industry.  With technicians licensed and approved by the state to operate in restricted areas, CannAssist will serve the needs of cannabis business to install, update, and maintain critical systems for dispensaries, growers, and processors of cannabis.  From video surveillance installation and maintenance to network security and support, CannAssist serves a wide range of technology challenges unique to the industry.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  We have adopted a December 31 year end.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control, and preventing and detecting fraud.  Our system of internal accounting control is designed to assure, among other items, that: (1) recorded transactions are valid; (2) valid transactions are recorded; and (3) transactions are recorded in the proper period in a timely manner to produce financial statements that present fairly our financial condition, results of operations, and cash flows for the respective periods being presented.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts and transactions of CannaSys-Colorado, the accounting acquirer, from the date of its inception on October 4, 2013, and refer to the consolidated entity after taking the Merger transaction into effect. All intercompany transactions have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP permits management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  All intercompany transactions have been eliminated in consolidation.

Concentrations of Credit Risk
We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits.  We continually monitor our banking relationships and consequently have not experienced any losses in our accounts.  We believe we are not exposed to any significant credit risk on cash.

Cash and Cash Equivalents
We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  There were no cash equivalents as of December 31, 2014 and 2013.

Fair Value of Financial Instruments
The carrying amounts of cash and current liabilities approximate fair value because of the short-term maturity of these items.  These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  We do not hold or issue financial instruments for trading purposes, and we do not use derivative instruments.

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

  Level 1:Quoted prices in active markets for identical assets or liabilities.
  Level 2:Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.
  Level 3:Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions
The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Fixed Assets
Fixed assets are carried at the lower of cost or net realizable value.  Normal maintenance and repairs are charged to expense as incurred.  When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations.  Depreciation is computed using the straight-line method over the estimated useful life of the asset.

Depreciation is computed using the straight-line method over the following estimated useful lives:

Equipment                       3 years
Furniture and fixtures      3 years

Earnings (Loss) per Common Share
Net income (loss) per common share is computed pursuant to ASC 260-10-45.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that we incorporated as of the beginning of the first period presented.

Stock-based Compensation
We account for equity-based transactions with nonemployees under the provisions of ASC Topic No. 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”).  ASC 505-50 establishes that equity-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant.  The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model.  In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

We account for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

Revenue Recognition
We follow paragraph ASC 605-10-S99-1 for revenue recognition.  We will recognize revenue when it is realized or realizable and earned.  We consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Recently Issued Accounting Pronouncements
In January 2013, the FASB issued Accounting Standard Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, clarifying which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11.  The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users.  In choosing to narrow the scope of the offsetting disclosures, the FASB determined that it could make them more operable and cost-effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under International Financing Reporting Standards.  Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on or after January 1, 2013.  The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards.  This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013.  We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

We have implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Income Taxes
We follow ASC 740-10-30, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

We adopted ASC 740-10-25 (“ASC 740-10-25”) with regard to uncertainty income taxes.  ASC 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740-10-25 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures.  We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of ASC 740-10-25.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, we have an accumulated deficit of $1,758,830 at December 31, 2014, had a net loss of $1,726,337, and used net cash of $677,385 in operating activities for year ended December 31, 2014.  This raises substantial doubt about our ability to continue as a going concern.

While we are attempting to increase operations and revenues, our cash position may not be significant enough to support our daily operations.  Management intends to raise additional funds by way of debt and equity financing.  Management believes that the actions presently being taken to further implement our business plan and generate increased revenues provide the opportunity for us to continue as a going concern.  While we believe in the viability of our strategy to generate increased revenues and in our ability to raise additional funds, there can be no assurances to that effect.  Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate increased revenues.

The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

Furniture, fixtures, and equipment, stated at cost, less accumulated depreciation at December 31, consisted of the following:

	December 31, 2014	December 31, 2013
Furniture, fixtures, and equipment	$8,403	$-
Less: accumulated depreciation	(416)	-
Fixed assets, net	$7,987	$-

Depreciation expense
Depreciation expense for the years ended December 31, 2014 and 2013, was $416 and $0, respectively.

NOTE 5 – SOFTWARE LICENSE

Effective February 12, 2015, we entered into an exclusive licensing agreement with Loyl.Me, an established provider of automated marketing and customer relationship management software.  The licensing agreement allows us the opportunity for perpetual and exclusive rights and ability to provide the cannabis community a convenient, cost-effective, and streamlined technology that is widely used in the non-cannabis industry.  The technology is being branded as “CannaCash BumpUp.”  The agreement requires six installment payments of $25,000 each.  The first $25,000 was paid in October 2014 in conjunction with the signing of a letter of intent.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Lease

We currently occupy office space at 1720 S. Bellaire Street, Suite 325, Denver, CO.  Our offices consist of approximately 1,786 rentable square feet.  The lease term is 40 months and commenced on November 1, 2014.

Future minimum lease payments for the next four years is as follows:

Year	Amount
2015	$28,278
2016	35,423
2017	37,208
2018	6,251
$107,160

NOTE 7 – RELATED-PARTY TRANSACTIONS

During the year ended December 31, 2013, F-Squared Enterprises LLC contributed $7,488 for working capital.  F-Squared Enterprises LLC is owned 100% by Brandon Jennewine, who serves as our president, chief executive officer, and a director.  Daniel J. Rogers, who serves as our vice president, secretary/treasurer, chief financial officer, and a director contributed $2,500 for working capital.

During the year ended December 31, 2014, we received IT consulting services from Tribal Knowledge Health LLC (TK Health). TK Health is owned by Brandon Jennewine, who serves as our President, Chief Executive Officer, and a director. We paid TK Health a total of $22,512 in 2014 for its IT services.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

During the year ended December 31, 2013, we sold 3,960,000 shares of common stock for total cash proceeds of $109,988.

During the year ended December 31, 2014, we sold 2,040,000 shares of common stock to B44 LLC for total cash proceeds of $200,000.

During the third quarter, we issued 675,000 share of common stock for Compensation of $1,012,500.

During the third quarter, we issued 1,000,000 shares of common stock for total cash proceeds of $500,000.

During the fourth quarter, we issued 645,667 shares of common stock for total cash proceeds of $387,400.

In connection with the Merger consummated on or about August 15, 2014, we issued a total of 6,000,000 unregistered shares of common stock to a total of 17 persons in exchange for 100% of the issued and outstanding shares of CannaSys-Colorado. Our shareholders prior to the merger retained an aggregate of 2,723,088 shares of common stock, eliminating 1,601,912 shares in consolidation. The Merger was consummated in order to raise capital for the Company to allow it to deliver its products to market.

NOTE 9 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31:

	2014	2013
Deferred Tax Assets:
NOL Carryover	$188,900	$-
Related-party accrual	500	-
Depreciation	1,500	-
Deferred tax liabilities:
Less valuation allowance	(190,900)	-
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, due to the following:

	2014	2013
Book Income (loss)	$(583,800)	$-
Meals and entertainment	1,000	-
Depreciation	(1,500)	-
Other nondeductible expenses	394,900	-
Related party accruals	500	-
Valuation allowance	188,900	-
	$-	$-

At December 31, 2014, we had net operating loss carryforwards of approximately $484,000 that may be offset against future taxable income through the year 2033.  No tax benefit has been reported in the December 31, 2014, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Previous to June 26, 2014, the Company was a Limited Liability Company treated as a pass through entity.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 10 – SUBSEQUENT EVENTS

Effective February 12, 2015, we entered into an exclusive licensing agreement with Loyl.Me, an established provider of automated marketing and customer relationship management software.  The licensing agreement allows us the opportunity for perpetual and exclusive rights and ability to provide the cannabis community a convenient, cost-effective, and streamlined technology that is widely used in the non-cannabis industry.  The agreement requires six installment payments of $25,000 and the issuance of common stock and 8% of revenue from the use of the licensed technology.

On February 9, 2015, we authorized the issuance of 25,000 shares of common stock per the terms of the licensing agreement with Loyl.Me.