Form 10-Q
period 2015-03-31
CANNASYS INC
filed 2015-05-15
CIK 1417028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of April 27, 2015, there were 11,074,367 shares of common stock, $0.001 par value, outstanding.

CANNASYS, INC.
Form 10-Q for the Three Months Ended March 31, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CANNASYS, INC.
Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
Assets	(unaudited)

Current Assets:
Cash	$236,924	$525,720
Accounts receivable	5,795	2,224
Prepaid expenses and other assets	-	2,828
Total Current Assets	242,719	530,772
Property & equipment, net	7,296	7,987
Software license	50,000	25,000
Deposit	12,502	12,502
Total Assets	$312,517	$576,261

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$22,080	$21,133
Accrued expenses	33,049	54,070
Due to a related party	-	1,320
Total Current Liabilities	55,129	76,523

Total Liabilities	55,129	76,523
Commitments and Contingencies	-	-
Stockholders’ Equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued	-	-
Common stock, $0.001 par value, 75,000,000 shares
authorized, 11,068,755 and 11,043,755 shares issued and
outstanding, respectively	11,069	11,044
Additional paid-in capital	2,297,499	2,247,524
Accumulated deficit	(2,051,180)	(1,758,830)
Total Stockholders’ Equity	257,388	499,738

Total Liabilities and Stockholders’ Equity	$312,517	$576,261

 The accompanying notes are an integral part of these consolidated financial statements.

CANNASYS, INC.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Sales revenue	$9,757	$-
Cost of goods sold	364	-
Gross Margin	9,393	-

Operating Expenses:
Stock compensation expense	50,000	-
Professional fees	78,141	-
Salary and wages expense	126,084	-
General and administrative	47,291	13,978
Total Operating Expenses	301,516	13,978

Loss from Operations	(292,123)	(13,978)

Other income (expense):
Gain on forgiveness of debt	-	11,956
Interest expense	(227)	(1,536)
Interest expense – related party	-	(2,515)
Total other income (expense)	(227)	7,905

Net loss	$(292,350)	$(6,073)

Basic and diluted loss per common share	$(0.03)	$(0.00)

Weighted average number of common shares outstanding	11,057,644	1,676,000

The accompanying notes are an integral part of these consolidated financial statements.

CANNASYS, INC.
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flow from operating activities
Net loss	$(292,350)	$(6,073)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	691	-
Contribution of rent expense, related party	-	750
Stock-based compensation	50,000	-
Change in operating assets and liabilities:
Increase in accounts receivable	(3,571)	-
Decrease in prepaids	2,828	-
Increase in other assets	(25,000)	-
Increase (decrease) in related-party payable	(1,320)	2,515
Increase (decrease) in accounts payable	947	(16,212)
Decrease in accrued expenses	(21,021)	-
Net cash used in operating activities	(288,796)	(19,020)

Cash flows provided by investing activities:	-	-

Cash flows from financing activities:
Increase in notes payable	-	25,000
Net cash provided by financing activities	-	25,000

Net increase (decrease) in cash	(288,796)	5,980
Cash at beginning of the period	525,720	3,139
Cash at end of the period	$236,924	$9,119

Supplemental Disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash activities
Common stock issued for services	$50,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

CANNASYS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2015

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization
We were organized as a Nevada corporation on August 25, 1999.  On August 15, 2014, we entered into an Agreement and Plan of Merger to combine our business and activities with CannaSys, Inc., a privately held Colorado corporation focused on providing services to the cannabis industry (“CannaSys-Colorado”), into a single entity (the “Merger”).  CannaSys-Colorado was originally formed on October 4, 2013, as a limited liability company, and converted to a corporation on June 26, 2014.  Under the terms of the merger agreement, our wholly owned subsidiary formed to effectuate the Merger was merged with and into CannaSys-Colorado, the surviving entity, which then became our wholly owned subsidiary.  By operation of the Merger, which was effective August 15, 2014, all of the CannaSys-Colorado outstanding common stock was converted into a total of 6,000,000 shares of our common stock, which then constituted 57.70% of our total issued and outstanding common stock.  Our shareholders prior to the merger retained an aggregate of 4,398,088 shares of common stock; we had no outstanding options or warrants to purchase shares of common stock.

Due to the CannaSys-Colorado shareholders controlling us after the Merger, CannaSys-Colorado was considered the accounting acquirer.  The transaction was therefore recognized as a reverse acquisition of us by CannaSys-Colorado.  The accompanying condensed consolidated financial statements are those of CannaSys-Colorado for all periods prior to the Merger.

In connection with the closing of the Merger and after meeting the requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), on November 12, 2014, we filed amended and restated articles of incorporation with the Nevada Secretary of State that: (i) changed our name to CannaSys, Inc.; (ii) increased our authorized capital stock to 80,000,000 shares, consisting of 75,000,000 shares of common stock and 5,000,000 shares of preferred stock; (iii) authorized 5,000,000 shares of preferred stock; and (iv) made other modernizing, nonmaterial changes to our articles of incorporation.  Changing our corporate name to CannaSys, Inc. was a condition to the Merger transaction.  The name change better reflects the nature of our principal business operations and it became effective in the OTC market on December 2, 2014, when FINRA announced the name change.  We have also received a new CUSIP number and our trading symbol was changed to “MJTK.”

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

Our business consists of four product concepts—CannaTrade, CannaCash, CannAssist, and CannaLIMS—that together serve the entire cannabis industry from grower-wholesaler to end-user.

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

CannaLIMS will provide a specific Laboratory Information Management System to regulated testing laboratories in regulated cannabis states.  This software-based laboratory and information management system is designed specific to the cannabis industry and laboratory testing.  The software features workflow and data tracking support, flexible architecture, and laboratory specified reporting output.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These financial statements should be read in conjunction with the audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2014. The results of the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Cash and Cash Equivalents
We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  There were no cash equivalents as of March 31, 2015, and December 31, 2014.

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

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants.  It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

•	Level 1:	Quoted prices in active markets for identical assets or liabilities.

•	Level 2:	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.

•	Level 3:	Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

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

Depreciation is computed using the straight-line method over the following estimated useful lives:

Equipment                       3 years
Furniture and fixtures      3 years

Earnings (Loss) per Common Share
Net income (loss) per common share is computed pursuant to ASC 260-10-45, Earnings per Share.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that we incorporated as of the beginning of the first period presented.

Stock-based Compensation
We account for equity-based transactions with nonemployees under the provisions of ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”).  ASC 505-50 establishes that equity-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant.  The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model.  In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

We account for employee stock-based compensation in accordance with the guidance of FASB ASC 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

Revenue Recognition
We follow paragraph ASC 605-10-S99-1, Revenue Recognition, for revenue recognition.  We will recognize revenue when it is realized or realizable and earned.  We consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Recently Issued Accounting Pronouncements
In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures.  The amendments in this update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures.  The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards.  Specifically, the amendments: (1) provide a definition of the term “substantial doubt”; (2) require an evaluation every reporting period including interim periods; (3) provide principles for considering the mitigating effect of management’s plans; (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans; (5) require an express statement and other disclosures when substantial doubt is not alleviated; and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).  The amendments in this update are effective for public and nonpublic entities for annual periods ending after December 15, 2016.  Early adoption is permitted.

We have reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position, and cash flows.  Based on that review, these pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Income Taxes
We follow ASC 740-10-30, Income Taxes-Initial Measurement, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

We adopted ASC 740-10-25, Accounting for Uncertainty in Income Taxes.  ASC 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740-10-25 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures.  We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of ASC 740-10-25.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, we have an accumulated deficit of $2,051,180 at March 31, 2015, had a net loss of $292,350, and used cash in operating activities of $288,796.  This raises substantial doubt about our ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

Furniture, fixtures, and equipment, stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2015	December 31, 2014
Furniture, fixtures, and equipment	$8,403	$8,403
Less: accumulated depreciation	(1,107)	(416)
Fixed assets, net	$7,296	$7,987

Depreciation Expense
Depreciation expense for the three months ended March 31, 2015 and 2014, was $691 and $0, respectively.

NOTE 5 – SOFTWARE LICENSE

Effective February 12, 2015, we entered into an exclusive licensing agreement with Loyl.Me, an established provider of automated marketing and customer relationship management software.  The licensing agreement allows us the opportunity for perpetual and exclusive rights and ability to provide the cannabis community a convenient, cost-effective, and streamlined technology that is widely used in the non-cannabis industry.  The technology is being branded as “CannaCash BumpUp.”  The term of the agreement is perpetual; therefore, no amortization is being recognized.  However, the value of the license will undergo an annual impairment test as required by ASC 350, Intangibles—Goodwill and Other.  The agreement requires six installment payments of $25,000 each and 8% of revenue from the use of the licensed technology.  As of March 31, 2015, two of those installment payments have been made for a total of $50,000.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Lease
We currently occupy office space at 1720 S. Bellaire Street, Suite 325, Denver, CO.  Our offices consist of approximately 1,786 rentable square feet.  The lease term is 40 months and commenced on November 1, 2014.

Future minimum lease payments for the next four years are as follows:

Year	Amount
2015	$28,278
2016	35,423
2017	37,208
2018	6,251
$107,160

NOTE 7 – RELATED-PARTY TRANSACTIONS

As of December 31, 2014, we owed $1,320 for cash advances to the former president of Thermal Tennis.  The advance was due on demand and non-interest-bearing. The advance was paid in the three months ended March 31, 2015.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

On February 9, 2015, we authorized the issuance of 25,000 shares of common stock per the terms of the licensing agreement with Loyl.Me.  The shares were valued at $2.00, the closing stock price on the date of grant, for total non-cash stock compensation expense of $50,000.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events¸ we have analyzed our operations subsequent to March 31, 2015, and have determined that we do not have any material subsequent events to disclose in these financial other than the following.

In connection with the License Agreement, on April 27, 2015, we issued 5,612 shares of common stock to Loyl.Me, LLC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Corporate History

On August 15, 2014, we entered into an Agreement and Plan of Merger to combine our business and activities with CannaSys, Inc., a privately held Colorado corporation focused on providing services to the cannabis industry (“CannaSys-Colorado”), into a single entity (the “Merger”).  Under the terms of the merger agreement, our wholly owned subsidiary formed to effectuate the Merger was merged with and into CannaSys-Colorado, the surviving entity, which then became our wholly owned subsidiary.  By operation of the Merger, which was effective August 15, 2014, all of the CannaSys-Colorado outstanding common stock was converted into a total of 6,000,000 shares of our common stock, which constituted 57.70% of our total issued and outstanding common stock.  Our shareholders prior to the merger retained an aggregate of 4,398,088 shares of common stock; we had no outstanding options or warrants to purchase shares of common stock.

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

Our internal accounting and protocols for monitoring customers, retailers, and other third parties with whom we do business will be accounted for on a daily basis.  We check the state licensure status of producers and retailers, regularly monitor disciplinary actions, and routinely update our compliance database.  We will stop doing business with firms that are not properly licensed or in good standing with the licensing and regulatory authorities.  Our operating systems integrate regulatory compliance and operational accounting.  We have in place standard contracts with a verified legal signing authority for our counterparties, as well as end-user licensing agreements, with which to hold accountable the parties we approve to use either system.

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

CannaLIMS

CannaLIMS will provide a technology platform to regulated laboratory testing organizations.  The product is being developed for laboratory testing facilities to be able to use a Laboratory Information Management System (LIMS) to track their internal processes, data collection, instrument integration, and reporting process while also providing third-party integration with content publishers and regulatory application program interfaces (APIs).  This software-based laboratory and information management system is designed to support the regulated cannabis testing industry and includes key features such as workflow and data tracking support, flexible architecture, and manage multiple aspects of laboratory informatics.

Plan of Operations

We achieved our first revenues in July 2014 from our CannaCash product and expect that revenues will increase in the future, although we do not expect to be profitable within the next 12 months.  Our business plan for the next 12 months is to vigorously promote our four products, further develop our existing products and services through software upgrades, and expand our product and service offerings.

Our current business expenses average approximately $81,000 per month, excluding capital expenditures specific to our current technology development of two of our products, CannaCash and CannaTrade.  Accordingly, we have cash on hand at the present time to sustain our business operations for at least four months.  Thereafter, we anticipate that our monthly operating revenues will have increased sufficiently to allow us to pay our monthly operating costs from monthly business revenue.  If that is not the case or if we need additional funds for capital expenditures, we will seek to raise additional operating capital through the sale of our equity securities.  At present, increasing user adoption of our products is leading to revenue growth.

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

We plan to further develop active and real-time marketplace listings for licensed CannaTrade service buyer and seller matching.  In addition to our first two products, we are seeking selected strategic relationships or acquisitions to broaden our product and service offerings by the end of 2015.  As mentioned above, we anticipate to fund our operations with existing funds, projected revenues from operations, and if necessary, sales of our common stock.

Results of Operations for the Three Months Ended March 31, 2015
Compared to the Three Months Ended March 31, 2014

Sales Revenue

Revenue for the three months ended March 31, 2015, was $9,757.  We did not achieve our first revenue until July 2014.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2015, was $364.  We did not achieve our first revenue or cost of goods sold until July 2014.

Operating Expenses

Stock compensation expense was $50,000 for the three months ended March 31, 2015.  There was no stock issued for compensation in the prior period.

Professional fees were $78,141 for the three months ended March 31, 2015.  Professional fees reflect legal, accounting, and administration fees incurred related mostly to the Securities and Exchange Commission filing requirements.

Salary and wage expense was $126,084 for three months ended March 31, 2015.  We did not have any full-time employees in the prior period to whom we paid salary expense.

General and administrative expense was $47,291 and $13,978 for the three months ended March 31, 2015 and 2014, respectively.  General and administrative expense have increased as a result of normal operating activities.

Other income and expense decreased from income of $7,905 for the three months ended March 31, 2014, to a loss of $227 in the current period.  In the prior period, we recognized an $11,956 gain on forgiveness of debt.

Liquidity and Capital Resources

At March 31, 2015, we had cash of $236,924, $5,795 in accounts receivable, and $257,388 in stockholders equity.  During the three months ended March 31, 2015, we used cash of $288,796 in operating activities.

On February 9, 2015, we authorized the issuance of 25,000 shares of common stock per the terms of the licensing agreement with Loyl.Me.  The shares were valued at $2.00, the closing stock price on the date of grant, for total noncash expense of $50,000.

Our efforts are focused on increasing revenue while we explore external funding alternatives as our current cash is insufficient to fund operations for the next 12 months.  Although our independent auditors have expressed substantial doubt about our ability to continue as a going concern, we feel that our revenue potential is sufficient for our business to continue as a going concern.  However, in order to expand our product offerings, we expect that we will require additional investments and revenue.

As we continue to develop new products and identify specific commercialization opportunities, we will focus on those product markets and opportunities for which we might be able to get external funding through joint venture agreements, strategic partnerships, or other direct investments.

Going Concern

These interim unaudited financial statements have been prepared on the going concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the interim unaudited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we not be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations.  The list is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated U.S. GAAP, with no need for management’s judgment in their application.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see the notes to our December 31, 2014, consolidated financial statements.  Note that our preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period.  We cannot assure that actual results will not differ from those estimates.

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

Revenue Recognition

We follow paragraph FASB ASC Topic No. 605-10-S99-1, Revenue Recognition, for revenue recognition.  We will recognize revenue when it is realized or realizable and earned.  We consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) the product has been shipped or the services have been rendered to the customer; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

Income Taxes

We follow FASB ASC 740-10-30, Income Taxes-Initial Measurement, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

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

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Exchange Act.  Forward-looking statements are typically identified by use of the words “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions.  Statements that describe our future strategic goals, plans, objectives, and predictions are also forward-looking statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2015, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the License Agreement, on February 11, 2015, and April 27, 2015, we issued 25,000 and 5,612 shares of common stock, respectively, to Loyl.Me, LLC, and we agreed to issue additional shares in the future in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering.  Loyl.Me was an “accredited investor” as defined in Rule 501(a) of Regulation D.  Loyl.Me confirmed the foregoing and acknowledged, in writing, that the securities must be acquired and held for investment.  All certificates evidencing the shares sold bear or will bear a restrictive legend.  No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts
10.05	License Agreement between Loyl.Me LLC and CannaSys, Inc. dated February 9, 2015	Incorporated by reference from the Current Report on Form 8-K filed February 12, 2015

10.06	Services Agreement between Loyl.Me LLC and CannaSys, Inc. dated February 12, 2015	Incorporated by reference from the Current Report on Form 8-K filed February 12, 2015

10.07	Revised employment letter agreement of Brandon Jennewine dated January 30, 2015	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2014, filed March 30, 2015

10.08	Revised employment letter agreement of Dan Rogers dated January 30, 2015	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2014, filed March 30, 2015

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
31.02	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101**	Interactive Data File
101.INS	XBRL Instance Document	This filing.

101.SCH	XBRL Taxonomy Extension Schema	This filing.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing.
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

CANNASYS, INC.
Registrant

Dated: May 15, 2015	By:	/s/ Brandon C. Jennewine
Brandon C. Jennewine, Chief Executive Officer

Dated: May 15, 2015	By:	/s/ Daniel J. Rogers
Daniel J. Rogers, Chief Financial Officer, Vice President, Secretary, and Treasurer