Form 10-Q
period 2015-06-30
CANNASYS INC
filed 2015-08-10
CIK 1417028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of July 31, 2015, there were 11,098,405shares of common stock, $0.001 par value, outstanding.

CANNASYS, INC.
Form 10-Q for the Six Months Ended June 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CANNASYS, INC.
Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
Assets	(unaudited)

Current Assets:
Cash	$111,310	$525,720
Accounts receivable	6,030	2,224
Prepaid expenses and other assets	-	2,828
Total Current Assets	117,340	530,772
Property & equipment, net	6,590	7,987
Software license	150,000	25,000
Deposit	12,502	12,502
Total Assets	$286,432	$576,261

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$5,815	$21,133
Accrued expenses	36,302	54,070
Notes payable	100,000	-
Due to a related party	-	1,320
Total Current Liabilities	142,117	76,523

Total Liabilities	142,117	76,523
Commitments and Contingencies	-	-
Stockholders’ Equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued	-	-
Common stock, $0.001 par value, 75,000,000 shares
authorized, 11,074,367 and 11,043,755 shares issued and
outstanding, respectively	11,075	11,044
Additional paid-in capital	2,305,743	2,247,524
Accumulated deficit	(2,172,503)	(1,758,830)
Total Stockholders’ Equity	144,315	499,738

Total Liabilities and Stockholders’ Equity	$286,432	$576,261

The accompanying notes are an integral part of these consolidated financial statements.

CANNASYS, INC.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Sales revenue	$18,491	$-	$28,248	$-
Cost of goods sold	2,854	-	3,218	-
Gross Margin	15,637	-	25,030	-

Operating Expenses:
Professional fees	18,839	4,100	96,980	4,889
Salary and wage expense	110,770	31,274	236,854	50,349
General and administrative	56,900	84,067	104,191	186,993
Total Operating Expenses	186,509	119,441	438,025	242,231

Loss from Operations	(170,872)	(119,441)	(412,995)	(242,231)

Other expense:
Interest expense	(451)	-	(678)	-
Total other expense	(451)	-	(678)	-

Net loss	$(171,323)	$(119,441)	$(413,673)	$(242,231)

Basic and diluted loss per common share	$(0.02)	$-	$(0.04)	$-

Weighted average number of common shares outstanding	11,073,750	-	11,065,621	-

The accompanying notes are an integral part of these consolidated financial statements.

CANNASYS, INC.
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flow from operating activities
Net loss	$(413,673)	$(242,231)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,396	-
Change in operating assets and liabilities:
Increase in accounts receivable	(3,806)	-
Decrease in prepaids	2,828	1,685
Increase in other assets	(66,750)	-
Increase (decrease) in related-party payable	(1,320)	-
Increase (decrease) in accounts payable	(15,318)	11,128
Increase (decrease)in accrued expenses	(17,767)	4,267
Net cash used in operating activities	(514,410)	(225,151)

Cash flows provided by investing activities:	-	-

Cash flows from financing activities:
Contributed capital	-	200,000
Increase in notes payable	100,000	-
Net cash provided by financing activities	100,000	200,000

Net decrease in cash	(414,410)	(25,151)
Cash at beginning of the period	525,720	88,389
Cash at end of the period	$111,310	$63,238

Supplemental Disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash activities
Common stock issued for software license	$58,250	$-

The accompanying notes are an integral part of these consolidated financial statements.

CANNASYS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2015

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

Our business consists of four products currently in the marketplace — BumpUp, CannaCash, CannaTrade, and CannaLIMS—that together serve the entire cannabis industry from grower-wholesaler to end-user. Our primary focus is on developing and marketing software products that significantly increase efficiency and analytical capability of our customers while improving end user experiences greatly.  We plan to achieve this goal through enhanced focus on development and marketing of service oriented software products with multi-year client engagements.

BumpUp is a content resource management platform or customer retention software designed to allow cannabis industry operators the ability to automatically market and target customers in the regulated cannabis markets.  The BumpUp technology allows for strong social media ties and an electronic messaging system for cannabis industry operators to effectively and efficiently communicate with the customers with the goal of customer retention.  The program is designed to comply with regulatory requirements. The program allows for a mobile application that is geographically restricted to only be available in states which allow safe-access laws to cannabis.

CannaTrade is a market-style matching system designed to serve legal medical and recreational cannabis and hemp markets. CannaTrade and its sister product ExchangeHem bring the industry a secure, efficient, real-time wholesale product supply exchange and inventory management solution for connecting licensed wholesale buyers and sellers of all types of cannabis and non-cannabis products, while providing business logic to enhance governmental and regulatory compliance frameworks.

CannaCash is an affiliate-based membership rewards loyalty program designed specifically for the cannabis industry.  An early version of CannaCash was introduced to the market in July 2014. The CannaCash points program and future gift-card/prepaid-card programs will be free for all cannabis customers and affordable for dispensaries and providers.  CannaCash gift cards will be available in multiple denominations and will be redeemable at participating CannaCash locations.  The CannaCash gift mechanism will allow for strong social media ties and an electronic solution for providing gift cards and other products to friends and family.  CannaCash includes an internal control mechanism designed to comply with the regulatory requirements applicable to individual retail outlets and customers based on applicable state licensing information and customers’ addresses. We plan to integrate our CannaCash solution with our BumpUp loyalty rewards solution for a complete end-to-end consumer experience.

CannaLIMS provides a specific Laboratory Information Management System to regulated testing laboratories in regulated cannabis states. This software-based laboratory and information management system is designed specific to the cannabis industry and laboratory testing.  The software features workflow and data tracking support, flexible architecture, and laboratory specified reporting output.  We have currently released this product to the marketplace and are aggressively marketing to cannabis labs in regulated markets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These financial statements should be read in conjunction with the audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2014. The results of the six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Cash and Cash Equivalents
We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  There were no cash equivalents as of June 30, 2015, and December 31, 2014.

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

Recently Issued Accounting Pronouncements
In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15,Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments: (1) provide a definition of the term “substantial doubt”; (2) require an evaluation every reporting period including interim periods; (3) provide principles for considering the mitigating effect of management’s plans; (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans;(5) require an express statement and other disclosures when substantial doubt is not alleviated;and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, we have an accumulated deficit of $2,172,503 at June 30, 2015, had a net loss of $413,673, and used cash in operating activities of $514,410.  This raises substantial doubt about our ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

Furniture, fixtures, and equipment, stated at cost, less accumulated depreciation consisted of the following:

	June 30, 2015	December 31, 2014
Furniture, fixtures, and equipment	$8,403	$8,403
Less: accumulated depreciation	(1,813)	(416)
Fixed assets, net	$6,590	$7,987

Depreciation Expense
Depreciation expense for the six months ended June 30, 2015 and 2014, was $1,396 and $0, respectively.

NOTE 5 – SOFTWARE LICENSE

Effective February 12, 2015, we entered into an exclusive licensing agreement with Loyl.Me, an established provider of automated marketing and customer relationship management software.  The licensing agreement allows us the opportunity for perpetual and exclusive rights and ability to provide the cannabis community a convenient, cost-effective, and streamlined technology that is widely used in the non-cannabis industry.  The technology is being branded as “CannaCash BumpUp.”  The term of the agreement is perpetual; therefore, no amortization is being recognized. However, the value of the license will undergo an annual impairment test as required by ASC 350, Intangibles—Goodwill and Other. The agreement requires nine installment payments of $25,000 each to be paid with a combination of cash and stock, and 8% of revenue from the use of the licensed technology. As of June 30, 2015, a previous payment of $25,000 from 2014, plus five of the installment payments have been made for a total of $150,000.

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
$107,160

NOTE 7 – NOTES PAYABLE

On June 26, 2015, we executed unsecured promissory notes to two accredited investors for a total of $100,000 in a private placement of our securities. The notes accrue interest at 1% per annum and are due and payable on March 1, 2016. The notes were issued in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering.

NOTE 8 – RELATED-PARTY TRANSACTIONS

As of December 31, 2014, we owed $1,320 for cash advances to the former president of Thermal Tennis. The advance was due on demand and non-interest-bearing. The advance was paid in the six months ended June 30, 2015.

NOTE 9– STOCKHOLDERS’ EQUITY (DEFICIT)

On February 9, 2015, we authorized the issuance of 25,000 shares of common stock per the terms of the licensing agreement with Loyl.Me. The shares were valued at $2.00, the closing stock price on the date of grant, for total non-cash stock compensation expense of $50,000.

On April 10, 2015, we authorized the issuance of 5,612 shares of common stock per the terms of the licensing agreement with Loyl.Me.  The shares were valued at $1.47, the closing stock price on the date of grant, for total non-cash stock compensation expense of $8,250.

NOTE 10– SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events¸ we have analyzed our operations subsequent to June 30, 2015, and have determined that we do not have any material subsequent events to disclose in these financial other than the following.

On July 10, 2015, we authorized the issuance of 24,038 shares of common stock per the terms of the licensing agreement with Loyl.Me.  The shares were valued at $1.04, the closing stock price on the date of grant, for total non-cash stock compensation expense of $25,000.

Effective July 1, 2015, we hired Michael A. Tew as our new CEO, secretary, and interim CFO. Mr. Tew was also appointed as a member of the Company’s board of directors.

Effective July 10, 2015, Chad Jennewine resigned as the Company’s CEO and will now serve as our chief technology officer and will continue to be the Chairman of the board of directors. Dan Rogers resigned as the Company’s CFO, secretary, and treasurer and will remain on the Company’s board of directors.

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

Our principal activities to date have been limited to raising capital, identifying possible product opportunities, creating initial products, initiating product development, and select marketing of initial products.  In July 2014, we began marketing our initial product concepts: “CannaCash” as an effective choice for cannabis gifts, deals, reviews, and membership rewards for the consumer, and “CannaTrade” for wholesale cannabis-related commodities exchange, order-scheduling, and other services for retailers and producers.  The availability, functionality, and payment options of our products are tailored based on state and local laws and regulations.  In June 2015, we began marketing our CannaLIMS software product as a service and in July 2015 we began marketing our BumpUp software product as a service.

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

CannaCash BumpUp

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

CannaLIMS

CannaLIMS provides a technology platform to regulated laboratory testing organizations.  The product has been developed for laboratory testing facilities to be able to use a Laboratory Information Management System (LIMS) to track their internal processes, data collection, instrument integration, and reporting process while also providing third-party integration with content publishers and regulatory application program interfaces (APIs).  This software-based laboratory and information management system is designed to support the regulated cannabis testing industry and includes key features such as workflow and data tracking support, flexible architecture, and manage multiple aspects of laboratory informatics.  We have commercialized this product to cannabis labs and are marketing this product as an efficient, software as a service solution for the industry.

Plan of Operations

Our current business expenses average approximately $60,000 per month, excluding capital expenditures specific to new product launches.  Accordingly, we have cash on hand at the present time to sustain our business operations for at least two months, including expected revenues.  Thereafter, we anticipate that our monthly operating revenues will have increased sufficiently to allow us to pay our monthly operating costs from monthly business revenue.  If that is not the case or if we need additional funds for capital expenditures, we will seek to raise additional operating capital through the sale of our equity securities.  At present, increasing user adoption of our products is leading to revenue growth.

We anticipate using our cash assets to help fund future research and development, as well as expand product offerings to include future versions of both products and possible acquisitions of ancillary products, services, and solutions to point-of-sale systems within the cannabis market.  We have budgeted $300,000 for capital expenditures during the next year, consisting of $75,000 for second version software development for our products over the next four months, $50,000 in license fees to Loyl.Me, $50,000 for marketing efforts, $50,000 for legal and lobbying expenses over the next nine months, and $75,000 for expansion over the next year.  We anticipate that we will fund these capital expenditures from proceeds from current cash and from projected revenues.  It is possible external cash will be required during the next 12 months particularly if we seek to develop new products or enter new markets not now anticipated or if projected revenues are not realized.

Currently, we see the adoption and use of CannaCash BumpUp and CannaLIMS, primarily consumption based recurring revenue software as a service products, as our primary focus in addition to identifying acquisition targets and partnerships that may help to solidify us as a strong technology player in the industry.  Our current plan of operations includes focusing on the development of these recurring revenue products through strategic partnerships, social marketing and direct sales efforts.  Additionally we plan to monetize any assets not based on recurring revenues to strategic partnerships.

In addition to our first several products, we are seeking selected strategic relationships or acquisitions to broaden our product and service offerings by the end of 2015.  As mentioned above, we anticipate to fund our operations with existing funds, projected revenues from operations, and if necessary, sales of our common stock.

Results of Operations for the Three Months Ended June 30, 2015Compared to the Three Months Ended June 30, 2014

Sales Revenue

Revenue for the three months ended June 30, 2015, was $18,491.  We did not achieve our first revenue until July 2014.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2015, was $2,854.  We did not achieve our first revenue or cost of goods sold until July 2014.

Operating Expenses

Professional fees were $18,839 for the three months ended June 30, 2015 compared to $4,100 for the three months ended June 30, 2014.  Professional fees reflect legal, accounting, and administration fees incurred related mostly to the Securities and Exchange Commission filing requirements.

Salary and wage expense was $110,770 for the three months ended June 30, 2015 compared to $31,274 for the three months ended June 30, 2014.  The increase is due to increased executive compensation in 2015.

General and administrative expense was $56,900 for three months ended June 30, 2015 compared to $84,067 for the three months ended June 30, 2014.  General and administrative expense has decreased as a result of the ending of a service contract in 2014.

Results of Operations for the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Sales Revenue

Revenue for the six months ended June 30, 2015, was $28,248.  We did not achieve our first revenue until July 2014.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2015, was $3,218.  We did not achieve our first revenue or cost of goods sold until July 2014.

Operating Expenses

Professional fees were $96,980 for the six months ended June 30, 2015 compared to $4,889 for the six months ended June 30, 2014.  Professional fees reflect legal, accounting, and administration fees incurred related mostly to the Securities and Exchange Commission filing requirements.

Salary and wage expense was $236,854 for the six months ended June 30, 2015 compared to $50,349 for the six months ended June 30, 2014.The increase is due to increased executive compensation in 2015.

General and administrative expense was $104,191 for six months ended June 30, 2015 compared to $186,993 for the six months ended June 30, 2014.  General and administrative expense has decreased as a result of the ending of a service contract in 2014.

Liquidity and Capital Resources

At June 30, 2015, we had cash of $111,310, $6,030in accounts receivable, and $144,315 in stockholders equity. During the six months ended June 30, 2015, we used cash of $514,410 in operating activities.

On June 26, 2015, we executed unsecured promissory notes to two accredited investors for a total of $100,000 in a private placement of our securities. The notes accrue interest at 1% per annum and are due and payable on March 1, 2016. The notes were issued in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering.

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

Income Taxes

We follow FASB ASC740-10-30, Income Taxes-Initial Measurement, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

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

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2015, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

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

On April 10, 2015, we authorized the issuance of 5,612 shares of common stock per the terms of the licensing agreement with Loyl.Me.  The shares were valued at $1.47, the closing stock price on the date of grant, for total non-cash stock compensation expense of $8,250.

On July 10, 2015, we authorized the issuance of 24,038 shares of common stock per the terms of the licensing agreement with Loyl.Me.  The shares were valued at $1.04, the closing stock price on the date of grant, for total non-cash stock compensation expense of $25,000.

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

Item 5. Other Information

Effective July 1, 2015, we hired Michael A. Tew as our new CEO, secretary, and interim CFO. Mr. Tew was also appointed as a member of the Company’s board of directors.

Effective July 10, 2015, Chad Jennewine resigned as the Company’s CEO and will now serve as our chief technology officer and will continue to be the Chairman of the board of directors. Dan Rogers resigned as the Company’s CFO, secretary, and treasurer and will remain on the Company’s board of directors.

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

CANNASYS, INC.
Registrant

Dated: August [ ], 2015	By:
Michael A. Tew, Chief Executive Officer

Dated: August [ ], 2015	By:
Michael A. Tew, Chief Financial Officer, , Secretary, and Treasurer