Form 10-Q
period 2015-09-30
CANNASYS INC
filed 2015-11-12
CIK 1417028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 12, 2015, there were 11,576,045 shares of common stock, $0.001 par value, outstanding.

CANNASYS, INC.
Form 10-Q for the Quarter Ended September 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANNASYS, INC.
Condensed Balance Sheets

	September 30, 2015	December 31, 2014
Assets	(unaudited)

Current Assets:
Cash	$19,381	$525,720
Accounts receivable	800	2,224
Prepaid expenses and other assets	-	2,828
Total Current Assets	20,181	530,772
Property & equipment, net	5,884	7,987
Software license	205,000	25,000
Deposit	12,502	12,502
Total Assets	$243,567	$576,261

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable	$54,723	$21,133
Accrued expenses	62,121	54,070
Notes payable	200,000	-
Due to a related party	-	1,320
Total Current Liabilities	316,844	76,523

Total Liabilities	316,844	76,523
Commitments and Contingencies	-	-
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued	-	-
Common stock, $0.001 par value, 75,000,000 shares
authorized, 11,298,405 and 11,043,755 shares issued and
outstanding, respectively	11,299	11,044
Additional paid-in capital	2,538,519	2,247,524
Accumulated deficit	(2,623,095)	(1,758,830)
Total Stockholders’ Equity (Deficit)	(73,277)	499,738

Total Liabilities and Stockholders’ Equity (Deficit)	$243,567	$576,261

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANNASYS, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Sales revenue	$48,156	$1,627	$76,404	$1,627
Cost of goods sold	6,800	1,832	10,018	8,874
Gross Margin	41,356	(205)	66,386	(7,247)

Operating Expenses:
Professional fees	58,847	61,314	155,827	61,314
Salary and wage expense	335,297	1,098,398	572,151	1,148,747
General and administrative	96,394	47,496	200,585	227,560
Total Operating Expenses	490,538	1,207,208	928,563	1,437,621

Loss from Operations	(449,182)	(1,207,413)	(862,177)	(1,444,868)

Other expense:
Interest expense	(1,410)	-	(2,088)	-
Total other expense	(1,410)	-	(2,088)	-

Loss before provision for income taxes	(450,592)	(1,207,413)	(864,265)	(1,444,868)
Provision for income taxes	-	-	-	-

Net loss	$(450,592)	$(1,207,413)	$(864,265)	$(1,444,868)

Basic and diluted loss per common share	$(0.04)	$(0.13)	$(0.08)	$(0.24)

Weighted average number of common shares outstanding	11,274,053	9,062,217	11,135,605	6,020,440

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANNASYS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flow from operating activities
Net loss	$(864,265)	$(1,444,868)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	2,103	-
Stock based compensation	208,000	-
Change in operating assets and liabilities:
Decrease in accounts receivable	1,424	-
Decrease in prepaids	2,828	1,685
Increase in other assets	(96,750)	-
Increase (decrease) in related-party payable	(1,320)	1,320
Increase in accounts payable	33,590	20,361
Increase in accrued expenses	8,051	1,032,942
Net cash used in operating activities	(706,339)	(388,560)

Cash flows provided by investing activities:
Cash acquired in merger	-	35,719
Net cash provided by investing activities		35,719

Cash flows from financing activities:
Proceeds from loans	200,000	500,000
Proceeds from sale of common stock	-	200,000
Proceeds from stock subscription payable	-	252,000
Net cash provided by financing activities	200,000	952,000

Net increase (decrease)in cash	(506,339)	599,159
Cash at beginning of the period	525,720	88,389
Cash at end of the period	$19,381	$687,548

Supplemental Disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash activities
Common stock issued for software license	$83,249	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANNASYS, INC. AND SUBSIDIARIES
Notes to the Condensed Financial Statements
September 30, 2015
(Unaudited)

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

In connection with the closing of the Merger and after meeting the requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), on November 12, 2014, we filed amended and restated articles of incorporation with the Nevada Secretary of State that: (i) changed our name to CannaSys, Inc.; (ii) increased our authorized capital stock to 80,000,000 shares, consisting of 75,000,000 shares of common stock and 5,000,000 shares of preferred stock; (iii) authorized 5,000,000 shares of preferred stock; and (iv) made other modernizing, nonmaterial changes to our articles of incorporation.  Changing our corporate name to CannaSys, Inc. was a condition to the Merger transaction. The name change better reflects the nature of our principal business operations, and it became effective in the OTC Markets on December 2, 2014, when FINRA announced the name change. We have also received a new CUSIP number and our trading symbol was changed to “MJTK.”

Nature of Business
We provide technology services in the ancillary space of the cannabis industry. We are a technology company, and we do not produce, sell, or handle in any manner cannabis products.

As the current cannabis industry grows and gains momentum around the country, technology needs for the industry have been largely underserved. Our focus on this niche element of the industry creates many efficient and profitable tools for both industry owners and consumers.

Our business consists of four products currently in the marketplace—BumpUp, CannaCash, CannaTrade, and CannaLIMS—that together serve the entire cannabis industry from grower-wholesaler to end-user.

BumpUp is a content resource management platform or customer retention software designed to allow cannabis industry operators the ability to automatically market and target customers in the regulated cannabis markets. The BumpUp technology allows for strong social media ties and an electronic messaging system for cannabis industry operators to effectively and efficiently communicate with the customers with the goal of customer retention. The program is designed to comply with regulatory requirements. The program allows for a mobile application that is geographically restricted to be available only in states that allow safe-access laws to cannabis.

CannaTrade is a market-style matching system designed to serve legal medical and recreational cannabis and hemp markets. CannaTrade and its sister product, ExchangeHemp, bring the industry a secure, efficient, real-time wholesale product supply exchange and inventory management solution for connecting licensed wholesale buyers and sellers of all types of cannabis and non-cannabis products, while providing business logic to enhance governmental and regulatory compliance frameworks.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements should be read in conjunction with the audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2014. The results of the nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Cash and Cash Equivalents
We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents as of September 30, 2015, and December 31, 2014.

Reclassifications
Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the three and nine months ended September 30, 2015.

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

Earnings (Loss) per Common Share
Net income (loss) per common share is computed pursuant to ASC 260-10-45, Earnings per Share. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that we incorporated as of the beginning of the first period presented. As of September 30, 2015 and 2014, there were no potentially dilutive shares.

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

Revenue Recognition
We follow ASC 605-10-S99-1, Revenue Recognition, for revenue recognition. We will recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) the product has been shipped or the services have been rendered to the customer; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

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

Income Taxes
We follow ASC 740-10-30, Income Taxes-Initial Measurement, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of income in the period that includes the enactment date.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, we have an accumulated deficit of $2,623,095 at September 30, 2015, had a net loss of $864,265, and used cash in operating activities of $706,339. This raises substantial doubt about our ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

Furniture, fixtures, and equipment, stated at cost, less accumulated depreciation consisted of the following:

	September 30, 2015	December 31, 2014
Furniture, fixtures, and equipment	$8,403	$8,403
Less: accumulated depreciation	(2,519)	(416)
Fixed assets, net	$5,884	$7,987

Depreciation Expense
Depreciation expense for the nine months ended September 30, 2015 and 2014, was $2,103 and $0, respectively.

NOTE 5 – SOFTWARE LICENSE

Effective February 12, 2015, we entered into an exclusive licensing agreement with Loyl.Me, an established provider of automated marketing and customer relationship management software. The licensing agreement allows us the opportunity for perpetual and exclusive rights and ability to provide the cannabis community a convenient, cost-effective, and streamlined technology that is widely used in the non-cannabis industry. The technology is being branded as “CannaCash BumpUp.” The term of the agreement is perpetual; therefore, no amortization is being recognized. However, the value of the license will undergo an annual impairment test as required by ASC 350, Intangibles—Goodwill and Other. The agreement requires nine installment payments of $25,000, each to be paid with a combination of cash and stock, and 8% of revenue from the use of the licensed technology. As of September 30, 2015, we had paid $205,000 in cash and stock towards the total cost of the license.

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
$107,160

NOTE 7 – NOTES PAYABLE

During the nine months ended September 30, 2015, we executed unsecured promissory notes to two accredited investors for a total of $200,000 in a private placement of our securities. The notes accrue interest at 1% per annum and are due and payable on March 1, 2016.

NOTE 8 – RELATED-PARTY TRANSACTIONS

As of December 31, 2014, we owed $1,320 for cash advances to the former president of Thermal Tennis. The advance was due on demand and non-interest-bearing. The advance was paid in the nine months ended September 30, 2015.

NOTE 9– STOCKHOLDERS’ EQUITY (DEFICIT)

On February 9, 2015, we authorized the issuance of 25,000 shares of common stock per the terms of the licensing agreement with Loyl.Me. The shares were valued at $2.00 per share, the closing stock price on the date of grant, for total noncash stock compensation expense of $50,000.

On April 10, 2015, we authorized the issuance of 5,612 shares of common stock per the terms of the licensing agreement with Loyl.Me. The shares were valued at $1.47 per share, the closing stock price on the date of grant, for total noncash stock compensation expense of $8,250.

On July 10, 2015, we authorized the issuance of 24,038 shares of common stock per the terms of the licensing agreement with Loyl.Me. The shares were valued at $1.04 per share, the closing stock price on the date of grant, for total noncash stock compensation expense of $25,000.

On July 10, 2015, we authorized the issuance of 1,250,000 shares of common stock to Michael Tew, our CEO. The shares are to vest and be delivered over 2.5 years beginning with 125,000 shares on July 10, 2015, followed by 125,000 shares on the first day of each subsequent quarter. Shares will be valued at the closing stock price on the day of issuance. The first 125,000 shares were valued at $1.04 per share for total noncash compensation expense of $130,000.

On July 10, 2015, we authorized the issuance of 500,000 shares of common stock to Brandon Jennewine, our CTO. The shares are to vest and be delivered over 2.5 years beginning with 50,000 shares on July 10, 2015, followed by 50,000 shares on the first day of each subsequent quarter. Shares will be valued at the closing stock price on the day of issuance. The first 50,000 shares were valued at $1.04 per share for total noncash compensation expense of $52,000.

On July 10, 2015, we authorized the issuance of 250,000 shares of common stock to a consultant. The shares are to vest and be delivered over 2.5 years beginning with 25,000 shares on July 10, 2015, followed by 25,000 shares on the first day of each subsequent quarter. Shares will be valued at the closing stock price on the day of issuance. The first 25,000 shares were valued at $1.04 per share for total noncash compensation expense of $26,000.

NOTE 10– SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events¸ we have analyzed our operations subsequent to September 30, 2015, and have determined that we do not have any material subsequent events to disclose in these financial other than the following.

On October 1, 2015, we authorized the issuance of 200,000 shares of common stock for compensation expense. The shares were valued at $0.29 per share, the closing stock price on the date of grant, for total noncash stock compensation expense of $58,000.

On October 10, 2015, we authorized the issuance of 77,640 shares of common stock per the terms of the licensing agreement with Loyl.Me. The shares were valued at $0.322 per share, the closing stock price on the date of grant, for total noncash stock compensation expense of $25,000.

On October 14, 2015, we entered into a Securities Purchase Agreement with EMA Financial, LLC, a Delaware limited liability company (“EMA”), and executed a 10% Convertible Note in favor of EMA in the principal amount of $28,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Overview

We create, develop, and commercialize innovative solutions to solve customer service and provider problems, create producer and retailer opportunities, build retail customer loyalty, and streamline the connections among the producer, seller, and consumer/patient segments for the growing medical and recreational cannabis community. We believe there is a trend toward legalizing medical and recreational use of cannabis. As additional states legalize medical or recreational use across the nation and as these states develop regulatory schemes, we believe a commercial cannabis industry will be established. We seek to apply and exploit our knowledge and experience to introduce products for this emerging industry, which continues to encounter lack of acceptance from many traditional, integral service providers of loyalty programs, payment methods, wholesale supply, supply management and delivery, and similar items. We believe the resistance or reluctance of others to enter the cannabis industry provides at least temporarily a commercial opportunity for us.

Our products serve both medical and recreational growers, dispensers, and customers. Our product development and introduction is focused on Colorado, where both medical and recreational cannabis is permitted under a developing regulatory regime. Our products are also being marketed in Washington (medical and recreational), and we are preparing for future expansion as cannabis for medical or recreational use becomes legalized and regulated in additional states that have ongoing public dialogue and regulatory or legislative consideration regarding legalization, such as California, Alaska, Nevada, Oregon, the District of Columbia, and others. Residents of Oregon, Alaska, and the District of Columbia have voted to legalize recreational marijuana use for adults. We believe that this movement toward legalization of recreational cannabis will continue and may accelerate. In the next 12 months, we are considering operating only in Colorado, Washington, and possibly Oregon, since the Oregon voters recently approved legalization with the Oregon Liquor Control Commission tasked with regulating sales of marijuana.

Our principal activities to date have been limited to raising capital, identifying possible product opportunities, creating initial products, initiating product development, and select marketing of initial products. In July 2014, we began marketing our initial product concepts: “CannaCash” as an effective choice for cannabis gifts, deals, reviews, and membership rewards for the consumer, and “CannaTrade” for wholesale cannabis-related commodities exchange, order-scheduling, and other services for retailers and producers. The availability, functionality, and payment options of our products are tailored based on state and local laws and regulations. In June 2015, we began marketing our CannaLIMS software product as a service, and in July 2015 we began marketing our BumpUp software product as a service.

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

Plan of Operations

We achieved our first revenues in July 2014 from our CannaCash product and expect that revenues will increase in the future, although we do not expect to be profitable within the next 12 months. Our business plan for the next 12 months is to vigorously promote our four products currently in the marketplace—BumpUp, CannaCash, CannaTrade, and CannaLIMS, further develop our existing products and services through software upgrades, and expand our product and service offerings.

Our current business expenses average approximately $55,000 per month, excluding capital expenditures specific to new product launches.  We continue to focus on reducing our monthly business expenses through cost reductions and operational streamlining.  We currently do not have enough cash on hand to sustain our business operations and, alongside expected revenue, we expect to access external capital resources in the near future.  At the moment, we are seeing increased adoption across our business lines but are also experiencing longer lead times from a sales perspective as the industry continues to react to changing regulatory environments.

We anticipate accessing the capital markets in order to fund future research and development, as well as expand product offerings, to include future versions of both products and possible acquisitions of ancillary products and services.  We have budgeted $300,000 for capital expenditures during the next year, consisting of $100,000 for enhanced software development in the coming six months, $25,000 in remaining license fees to Loyl.Me, $50,000 for marketing efforts, $50,000 for legal and lobbying expenses over the next nine months, and $75,000 for expansion over the next year.  We anticipate that we will fund these capital expenditures from proceeds from current cash and from projected revenues.  It is possible external cash will be required during the next 12 months particularly if we seek to develop new products or enter new markets not now anticipated or if projected revenues are not realized.

Currently, we see the adoption and use of CannaCash BumpUp and CannaLIMS, primarily consumption based recurring revenue “software as a service” products, as our primary focus in addition to identifying acquisition targets and partnerships that may help to solidify us as a strong technology player and data analytics specialist in the industry.  Our current plan of operations includes focusing on the development of these recurring revenue products through strategic partnerships, social marketing, and direct sales efforts.  Additionally, we plan to monetize any other assets not generating recurring revenues through strategic partnerships or dispositions.

In addition to our first several products, we are seeking selected strategic relationships and acquisitions to broaden our product and service offerings by the end of 2015.  As mentioned above, we anticipate to fund our operations with existing funds, projected revenues from operations, and if necessary, sales of our common stock.
Results of Operations for the Three Months Ended September 30, 2015,
Compared to the Three Months Ended September 30, 2014’

Sales Revenue

Revenue for the three months ended September 30, 2015, was $48,156, compared to $1,627 for the three months ended September 30, 2014. In the prior year period, we began to recognize revenue in July 2014. In the current year period, our revenue has been generated through a combination of software development and consulting services.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2015, was $6,800, compared to $1,832 for the three months ended September 30, 2014. The increase is in conjunction with our increase in revenue.

Operating Expenses

Professional fees were $58,847 for the three months ended September 30, 2015, compared to $61,314 for the three months ended September 30, 2014. Professional fees reflect legal, accounting, and administration fees incurred related mostly to the Securities and Exchange Commission filing requirements.

Salary and wage expense was $335,297 for the three months ended September 30, 2015, compared to $1,098,398 for the three months ended September 30, 2014. Prior-year period’s compensation expense consisted of stock-based compensation of $1,012,500, compared to stock-based compensation of $182,000 in the current period. Not considering the stock-based compensation, regular wage expense has increased in the current period.

General and administrative expense was $96,394 for three months ended September 30, 2015, compared to $47,496 for the three months ended September 30, 2014. The increase in general and administrative expense was a result of

Net Loss

Net loss for the three months ended September 30, 2015, was $450,592, compared to $1,207,413 for the three months ended September 30, 2014. The decrease in net loss is mainly attributed to lower stock compensation expense in the current period.

Results of Operations for the Nine Months Ended September 30, 2015,
Compared to the Nine Months Ended September 30, 2014

Sales Revenue

Revenue for the nine months ended September 30, 2015, was $76,404, compared to $1,627 for the nine months ended September 30, 2014. In the prior year period, we began to recognize revenue in July 2014. In the current year period, our revenue has been generated through a combination of software development and consulting services.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2015, was $10,018, compared to $8,874 for the nine months ended September 30, 2014. The increase is in conjunction with our increase in revenue.

Operating Expenses

Professional fees were $155,827 for the nine months ended September 30, 2015, compared to $61,314 for the nine months ended September 30, 2014. Professional fees reflect legal, accounting, and administration fees incurred related mostly to the Securities and Exchange Commission filing requirements.

Salary and wage expense was $572,151 for the nine months ended September 30, 2015, compared to $1,148,747 for the nine months ended September 30, 2014. Prior-year period’s compensation expense consisted of stock-based compensation of $1,012,500, compared to stock-based compensation of $182,000 in the current period. Not considering the stock-based compensation, regular wage expense has increased in the current period.

General and administrative expense was $200,585 for nine months ended September 30, 2015, compared to $227,560 for the nine months ended September 30, 2014.

Net Loss

Net loss for the nine months ended September 30, 2015, was $864,265, compared to $1,444,868 for the nine months ended September 30, 2014. The decrease in net loss is largely attributed to lower stock compensation expense in the current period.

Liquidity and Capital Resources

At September 30, 2015, our principal source of liquidity consisted of $19,381 of cash, as compared to $525,720 of cash at December 31, 2014. In addition, our stockholders’ deficit was $73,277 at September 30, 2015, compared to stockholders’ equity of $499,738 at December 31, 2014, an increase in the deficit of $573,015.

Our operations used cash of $706,339 during the nine months ended September 30, 2015, as compared to using $388,560 in operating activities during the nine months ended September 30, 2014.

Financing activities provided cash of $200,000 during the nine months ended September 30, 2015, compared to $952,000 during the nine months ended September 30, 2014.

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

Stock-based Compensation

We account for equity-based transactions with nonemployees under the provisions of FASB ASC Topic No. 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). ASC 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

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

Revenue Recognition

We follow FASB ASC Topic No. 605-10-S99-1, Revenue Recognition, for revenue recognition. We will recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) the product has been shipped or the services have been rendered to the customer; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

Income Taxes

We follow FASB ASC 740-10-30, Income Taxes-Initial Measurement, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of income in the period that includes the enactment date.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2015, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 10, 2015, we authorized the issuance of 24,038 shares of common stock per the terms of the licensing agreement with Loyl.Me. The shares were valued at $1.04 per share, the closing stock price on the date of grant, for total noncash stock compensation expense of $25,000.

On July 10, 2015, we authorized the issuance of 1,250,000 shares of common stock to Michael Tew, our CEO. The shares are to vest and be delivered over 2.5 years beginning with 125,000 shares on July 10, 2015, followed by 125,000 shares on the first day of each subsequent quarter. Shares will be valued at the closing stock price on the day of issuance. The first 125,000 shares were valued at $1.04 per share for total noncash compensation expense of $130,000.

On July 10, 2015, we authorized the issuance of 500,000 shares of common stock to Brandon Jennewine, our CTO. The shares are to vest and be delivered over 2.5 years beginning with 50,000 shares on July 10, 2015, followed by 50,000 shares on the first day of each subsequent quarter. Shares will be valued at the closing stock price on the day of issuance. The first 50,000 shares were valued at $1.04 per share for total noncash compensation expense of $52,000.

On July 10, 2015, we authorized the issuance of 250,000 shares of common stock to a consultant. The shares are to vest and be delivered over 2.5 years beginning with 25,000 shares on July 10, 2015, followed by 25,000 shares on the first day of each subsequent quarter. Shares will be valued at the closing stock price on the day of issuance. The first 25,000 shares were valued at $1.04 per share for total noncash compensation expense of $26,000.

On October 1, 2015, we authorized the issuance of 200,000 shares of common stock for compensation expense. The shares were valued at $0.29 per share, the closing stock price on the date of grant, for total noncash stock compensation expense of $58,000.

On October 10, 2015, we authorized the issuance of 77,640 shares of common stock per the terms of the licensing agreement with Loyl.Me. The shares were valued at $0.322 per share, the closing stock price on the date of grant, for total noncash stock compensation expense of $25,000.

The issuances of the shares to the above parties were made in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering. The parties confirmed the foregoing and acknowledged, in writing, that the securities must be acquired and held for investment. All certificates evidencing the shares issued bear or will bear a restrictive legend. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts
10.09	Employment Agreement between CannaSys, Inc. and Michael A. Tew (executive), effective July 1, 2015	Incorporated by reference from Current Report on Form 8-K filed July 15, 2015

10.10	Employment Agreement between CannaSys, Inc. and Brandon C. Jennewine (executive), effective July 1, 2015	Incorporated by reference from Current Report on Form 8-K filed July 15, 2015

10.11	Grant of Restricted Stock between CannaSys, Inc. and Michael A. Tew, effective July 1, 2015	Incorporated by reference from Current Report on Form 8-K filed July 15, 2015

10.12	Grant of Restricted Stock between CannaSys, Inc. and Brandon C. Jennewine, effective July 1, 2015	Incorporated by reference from Current Report on Form 8-K filed July 15, 2015

10.13	Securities Purchase Agreement between CannaSys, LLC and EMA Financial, LLC dated October 14, 2015	Incorporated by reference from Current Report on Form 8-K filed October 23, 2015

10.14	10% Convertible Note between CannaSys, Inc. and EMA Financial, LLC dated October 14, 2015	Incorporated by reference from Current Report on Form 8-K filed October 23, 2015

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
31.02	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Exhibit Number*	Title of Document	Location

Item 101**	Interactive Data File
101.INS	XBRL Instance Document	This filing.

101.SCH	XBRL Taxonomy Extension Schema	This filing.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing.
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

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CANNASYS, INC.
Registrant

Dated: November 12, 2015	By:	/s/ Michael A. Tew
Michael A. Tew, Chief Executive Officer,
Chief Financial Officer, Secretary, and Treasurer