Form 10-K
period 2015-12-31
CANNASYS INC
filed 2016-04-14
CIK 1417028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number: 000-54476

CANNASYS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0367706
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1350 17th Street, Suite 150, Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	Telephone (720) 420-1290

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	n/a

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant, computed by reference to the price at which the common equity was last sold as of June 30, 2015, was $19,980,160.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of April 11, 2016, there were 21,427,132 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. None.

CannaSys, Inc.
Form 10-K for the fiscal year ended December 31, 2014

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contains statements about the future, sometimes referred to as "forward-looking" statements. Forward-looking statements are typically identified by the use of the words "believe," "may," "could," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend," and similar words and expressions. Statements that describe our future strategic goals, plans, objectives, and predictions are also forward-looking statements. Any forward-looking statements, including those regarding our or our management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance or results or events and involve risks and uncertainties, such as those discussed in this report.

The forward-looking statements are based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors discussed in this report. These cautionary statements are intended to be applicable to all related forward-looking statements wherever they appear in this report. Any forward-looking statements are made only as of the date of this report, and we assume no obligation to update forward-looking statements to reflect subsequent events or circumstances.

EMERGING GROWTH COMPANY

We are an "emerging growth company" within the meaning of the federal securities laws. For as long as we are an emerging growth company, we will not be required to comply with the requirements that are applicable to other public companies that are not "emerging growth companies," including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and the exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an emerging growth company. For a description of the qualifications and other requirements applicable to emerging growth companies and certain elections that we have made due to our status as an emerging growth company, see Risk Factors—We are an "emerging growth company" and as such, our disclosures may be less extensive than the information you receive from other public companies that are not emerging growth companies.

PART I

ITEM 1. BUSINESS

Corporate History

We were formerly known as Thermal Tennis, Inc., a publicly held Nevada corporation. Thermal Tennis was formed as a Nevada corporation on August 25, 1999, committed to the growth of tennis through its tennis management system, which included creative ways to recruit new members into tennis lessons, the implementation of more effective tennis teaching methods, better use of tournaments to create public participation and involvement, and development of additional ways to create revenue for Thermal Tennis and the tennis facility being managed. From inception to March 2013, Thermal Tennis had managed the tennis operations at one athletic club and ran one summer tennis program at a high school. After cancellation of the contract at the athletic club in March 2013, Thermal Tennis continued to pursue its business activities in limited geographical areas.

On August 15, 2014, Thermal Tennis entered into an Agreement and Plan of Merger to combine its business and activities with CannaSys, Inc., a privately held Colorado corporation ("CannaSys-Colorado") focused on providing services to the cannabis industry (the "Merger"). Under the terms of the merger agreement, our wholly owned subsidiary formed to effectuate the Merger was merged with and into CannaSys-Colorado, the surviving entity, which then became our wholly owned subsidiary. By operation of the Merger, which was effective August 15, 2014, all of the CannaSys-Colorado outstanding common stock was converted into a total of 6,000,000 shares of our common stock, which constituted 57.70% of our total issued and outstanding common stock. Our shareholders before the merger retained an aggregate of 4,398,088 shares of common stock. At that time, we had no outstanding options or warrants to purchase shares of common stock.

In connection with the closing of the Merger and after meeting the requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Thermal Tennis changed its name to CannaSys, Inc. on November 12, 2014. We continue our operations through our wholly owned subsidiary with the same name.

For purposes of this report, "we," "us," and "our" refers to our consolidated entity after taking into effect the Merger transaction. Since the business operations of CannaSys-Colorado has constituted the majority of our business operations since the Merger, the following discussion and analysis is focused on the operations of CannaSys-Colorado and excludes our operations prior to the Merger.

Overview

Our founders Brandon C. Jennewine and Daniel J. Rogers organized our predecessor in 2013 to create, develop, and commercialize innovative solutions to solve customer service and provider problems; create producer and retailer opportunities; build retail customer loyalty; and streamline the connections among the producer, seller, and consumer/patient segments for the growing medical and recreational cannabis community. Our founders had four years' experience in the medical cannabis dispensary business in Colorado between 2009 and 2013. We create and develop tools and resources to serve this industry, but do not grow, distribute, or sell cannabis. We believe there is a trend toward legalizing medical and recreational use of cannabis. As additional states legalize medical or recreational use across the nation and as these states develop regulatory schemes, we believe a commercial cannabis industry will be established. As previous retail dispensers, our founders sought to apply and exploit their knowledge and experience to introduce non-cannabis products to support this emerging industry, which continues to encounter resistance from many traditional integral service providers of loyalty programs, payment methods, wholesale supply organization, supply management and delivery, and similar items. We believe the resistance or reluctance of others to enter the cannabis industry provides at least temporarily a commercial opportunity for us.

Our products serve both medical and recreational growers, dispensers, and customers. Our product development and introduction is focused on Colorado, where both medical and recreational cannabis is permitted under a developing regulatory regime. Our products are also being marketed in Washington (medical and recreational), and we are preparing for future expansion as cannabis for medical or recreational use becomes legalized and regulated in additional states that have ongoing public dialogue and regulatory or legislative consideration regarding legalization, such as California, Alaska, Nevada, Oregon, the District of Columbia, and others. Residents of Oregon, Alaska, and the District of Columbia voted to legalize recreational marijuana use for adults in the recent election. We believe that this movement toward legalization of recreational cannabis will continue and may accelerate. In the next 12 months, we are considering operating in only Colorado, Washington, California (medical only), and Oregon, since the Oregon voters approved legalization with the Oregon Liquor Control Commission tasked with regulating sales of marijuana.

Our principal activities to date have been the following:

•	Raising Capital. We have been focused primarily on raising capital to finance our operations and software research and development.

•	Creating New Products. We have developed new software products, including BumpUp Rewards and CannaLIMS, a laboratory information management systems product.

•	Marketing and Distribution. We have selectively marketed our core software products to the cannabis industry.

•	Strategic Relationships. We have focused on establishing complementary strategic relationships and selecting acquisitions in order to facilitate new and complementary product development and distribution.

The availability, functionality, and payment options of our products are tailored, based on state and local laws and regulations. In June 2015, we began marketing and licensing our CannaLIMS software product, and in July 2015 we began marketing and licensing our BumpUp Reward software product. Both software products are centrally hosted and accessed by the client through web browsers and mobile applications.

We believe legal compliance is important in this industry in which we serve directly regulated growers, distributors, retailers, and customers. We check the state licensure status of producers and retailers, regularly monitor disciplinary actions, and routinely update our compliance database. We will stop doing business with firms that are not properly licensed. Our operating systems integrate regulatory compliance and operational accounting. We have in place standard contracts with a verified legal signing authority for our counterparties, as well as end-user licensing agreements, with which to hold accountable the parties we approve to use either system.

Products

BumpUp Rewards

We developed BumpUp Rewards as an affiliate-based membership rewards loyalty program designed specifically for the cannabis industry. An early version of BumpUp Rewards was introduced into the market as CannaCash in July 2014. The BumpUp Rewards application is free for customers and an efficient use of marketing dollars for dispensaries and providers. The BumpUp Rewards application allows for strong social media ties and an electronic solution for providing gifts, points, and discounts to friends and family. BumpUp Rewards includes an internal control mechanism designed to comply with the regulatory requirements applicable to individual retail outlets and customers based on applicable state licensing information and customers' locations.

For retail establishments, BumpUp Rewards offers the ability to gain new customers through gifts, retain customers through the affiliate and store-specific points program, and tailor specials and free advertising via the BumpUp Rewards program to an increasingly significant customer marketplace.

BumpUp Rewards White-Label Applications

On December 22, 2015, we entered into a joint software development and marketing agreement with National Concessions Group, Inc., the organization responsible for marketing and branding a cannabis product brand called O.penVAPE. We are jointly developing and marketing an advanced version of our BumpUp Rewards application with functionality intended to incentivize product and corporate sales organizations through a proprietary points system. We are exploring the patentability of this product in collaboration with National Concessions Group.

CannaLIMS

CannaLIMS is a laboratory management information system product focused solely on the cannabis marketplace. Cannabis laboratories have multiple state and local level regulatory reporting requirements. We license our CannaLIMS system to customers, who access the software through web browsers and mobile applications, for recurring license fees. We have currently launched this product into the market and have secured new recurring revenue clientele. As with other software products we license, we are continuously making product improvements that we provide to existing users and new customers and are actively marketing in the laboratory sector of the industry.

MHB, Inc. Branded Products

On November 10, 2015, we acquired a 49% interest and a 10% gross revenue share in MHB, Inc., a Colorado corporation doing business as Mile High Brands. Mile High Brands is a licensing and distribution company doing business in the regulated cannabis industry. Under the share exchange agreement, we acquired 10,000,000 shares of Mile High Brands in exchange for 10,000,000 shares of our common stock. Mile High Brands contracts with celebrity brands and organizations and creates licensing opportunities for us through this relationship. We currently have a number of product licensing and distribution opportunities in partnership with Mile High Brands and expect to expand that portfolio in the future.

Plan of Operations

We achieved our first revenues in July 2014 from our CannaCash product and expect that revenues will increase in the future, although we do not expect to be profitable within the next 12 months. Our business plan for the next 12 months is to vigorously promote our key products, source and finance new growth opportunities for our branding and marketing partners, and seek out new and exciting potential strategic acquisition partners to further expand our service offerings.

Our current business expenses average approximately $30,000 per month, excluding capital expenditures specific to new product launches. We continue to focus on reducing our monthly business expenses through cost reductions and operational streamlining. Currently, we do not have enough cash on hand to sustain our business operations and, alongside expected revenue, we expect to access external capital resources in the near future. At the moment, we are seeing increased adoption across our business lines, but we cannot guarantee this will continue.

We anticipate accessing the capital markets through our Equity Purchase Agreement with Kodiak Capital Group, LLC ("Kodiak Capital") and other potential sources in order to fund future research and development, as well as expand product offerings to include future versions of products and possible acquisitions of ancillary products and services. We have budgeted $910,000 for capital expenditures and other costs during the next 12 months, consisting of $200,000 for enhanced software development in the coming six months, $200,000 for strategic relationships and acquisitions, $400,000 for debt retirement, $15,000 in remaining license fees under our license agreement with Loyl.Me, $50,000 for marketing efforts, $50,000 for legal expenses, and $85,000 for marketing and distribution expenses. We anticipate that we will fund these costs from proceeds from projected revenues, as well as from the sale of common stock to Kodiak Capital and other potential sources. It is possible that additional external cash will be required during the next 12 months, particularly if we seek to develop new products, need to fund new strategic relationships, or enter new markets not now anticipated or if projected revenues are not realized.

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

As we continue to develop new products and identify specific commercialization opportunities, we will focus on those product markets and opportunities for which we might be able to access external funding through joint venture agreements, strategic partnerships, or other direct investments.

Currently, we see the adoption and use of BumpUp Rewards white-label applications and CannaLIMS, primarily consumption-based recurring revenue "software as a service" products, as our primary focus in addition to identifying acquisition targets and partnerships that may help to solidify us as a strong technology player and data analytics specialist in the industry. Our current plan of operations includes focusing on the development of these recurring revenue products through strategic partnerships, social marketing, and direct sales efforts. Additionally, we plan to monetize any other assets not generating recurring revenues through strategic partnerships or dispositions.

In addition to our first products, we are seeking selected strategic relationships and acquisitions to broaden our product and service offerings by the end of 2016. As mentioned above, we anticipate funding our operations with existing funds, projected revenues from operations, and if necessary, sales of our common stock.

We believe legal compliance is important in this industry in which we serve directly regulated growers, distributors, retailers, and customers. We check the state licensure status of producers and retailers, regularly monitor disciplinary actions, and routinely update our compliance database. We will stop doing business with firms that are not properly licensed. Our operating systems integrate regulatory compliance and operational accounting. We have in place standard contracts with a verified legal signing authority for our counterparties, as well as end-user licensing agreements, with which to hold accountable the parties we approve to use either system.

Marketing

We strive to integrate our marketing and sales strategies to minimize our user acquisition costs for our software products we license while maximizing the distribution of our branded products businesses. We plan to gain scale through the implementation of social media, search-engine optimization, and web-based marketing. Also, we will continue to broaden the products and services we offer through our established marketing channels. We market all of our products within regulatory constraints.

We incurred $231,033 in marketing, selling, general, and administrative costs during the year ended December 31, 2015. We anticipate incurring approximately $135,000 in total marketing expense in 2016 as we look to achieve scale and cross marketing opportunities throughout our business lines.

We cannot assure that we will be able to attain any of the above operational goals or that we will be able to obtain funding that may be required to support such level of operations.

Strategic Relationships

MHB, Inc.

On November 10, 2015, we closed the transactions under a share exchange agreement, and we exchanged 10 million shares of our common stock for 10 million shares of MHB, Inc. MHB, Inc., is a Colorado corporation doing business as Mile High Brands. Through this transaction, we acquired 49% of the issued and outstanding common shares of Mile High Brands. Mile High Brands is a lifestyle branding agency focused on the regulated cannabis industry. Its clients include celebrities and product companies that wish to access the rapidly growing cannabis marketplace.

Under the share exchange agreement, Mile High Brands agreed to share 10% of its gross revenues with us, paid on a quarterly basis in arrears. We except to receive the first distribution of revenue from Mile High Brands in the second quarter of 2016. In addition to the share exchange, we have formed a new joint venture company with Mile High Brands called Mile High Branding and Consulting, Inc., of which we shall own 51% and have control. The joint venture shall include new business initiatives as determined by both parties. As of the date of this report, we have not finalized the shareholder agreement for the new joint venture. We do not anticipate that it will be a requirement for us to capitalize the joint venture entity; however, we do anticipate that we will want to assist in funding its projects, if necessary. During the first quarter of 2016, MHB distributed 7,776,561 shares of our common stock to its shareholders as a dividend while retaining 2,223,439 shares of our common stock.

National Concessions Group, Inc.

On December 22, 2015, we entered into a technology development and joint marketing agreement with National Concessions Group, Inc., a cannabis marketing and distribution company whose products are marketed under the "O.penVAPE" brand. Together with National Concession Group, we are developing a loyalty product focused on retail brands in the cannabis industry and will jointly market this application to other product manufacturers in the cannabis industry. We also entered into a Consulting Agreement, whereby O.penVAPE will assist us with marketing, public relations, introductions to potential investors, and other efforts for both parties' mutual benefit in consideration for the issuance by us of a warrant to purchase 300,000 shares of our restricted stock, with an exercise price of $0.05 per share, with vesting provisions.

KiwiTech, LLC

In December 2015, we entered into an agreement with KiwiTech, LLC, to expand, support, and further develop our software products and web and mobile applications. KiwiTech is a unique business incubator providing a combination of mobile technology development solutions and active investment into new and exciting technologies. KiwiTech's agreement with us is its first relationship with a firm involved in the regulated cannabis industry. Under the agreement, we have engaged KiwiTech to perform not less than $250,000 in hourly labor charges for development work between January 1 and December 31, 2016. This minimum commitment will be paid 50% in cash and 50% through the issuance of warrants for the purchase of our common stock. On January 21, 2016, we issued to KiwiTech a warrant for the purchase of 312,500 shares, at the exercise price of $0.40 per share, with an expiration date of December 31, 2025.

Duby, LLC

On December 10, 2015, we acquired a 1.083% interest in Duby, LLC, a social media application focused on cannabis consumers. As part of the acquisition, Duby plans to assist in the promotion of our products and services on its platform. We purchased the interest in Duby as part of ongoing negotiations for the joint marketing and promotion of our respective products.

Green Capital Ventures, Inc.

On November 17, 2015, we entered into a joint marketing and distribution partnership in California with Green Capital Ventures, Inc. Green Capital is a holding company and consulting firm focused on launching and commercializing products with an altruistic objective. The principals of Green Capital founded the Gridiron Cannabis Coalition, an organization dedicated to the advancement of medicinal cannabis as a treatment for brain disease and bodily injuries resulting from playing professional sports. Together with Green Capital, we intend to seek commercial partnerships for Gridiron Cannabis Coalition.

PhytaTech Labs

In April, 2015, we signed a definitive agreement for the first installation of our CannaLIMS software, a lab information management system targeted for cannabis testing facilities and laboratories. In conjunction with this agreement, we signed a joint software development agreement in partnership with PhytaTech Labs, a multi-jurisdictional lab operator. We continue to develop our CannaLIMS product in collaboration with PhytaTech; however, we have not yet organized our marketing campaign for this product to other lab operators.

CannLabs, Inc.–Carbon Bond Holdings, Inc.

In May 2015, we signed an agreement for implementation of our BumpUp Rewards loyalty marketing platform on StrainData, a wholly owned subsidiary of CannLabs, Inc. To date, no business activity has been procured under this agreement.

Rocky Mountain Hemp Association

In April 2015, Rocky Mountain Hemp Association, (also known as the National Hemp Association, selected our online service, ExchangeHemp, as its exclusive trading platform and marketplace. In September 2015, we launched ExchangeHemp in partnership with the National Hemp Association as part of an exclusive joint marketing agreement between our customers and National Hemp Association's member entities. Although we are excited about the opportunity, the venture was not successful, and we have since deemphasized our ExchangeHemp business.

Green Tree International, Inc.

In September 2015, we entered into a letter of intent with Green Tree International, Inc. the parent company of Amercanex, the American Cannabis Exchange, and the American Hemp Exchange to sell our CannaTrade and ExchangeHemp trading platforms to Amercanex for a combination of cash and seats on the Amercanex exchange. The transaction was not consummated, and we have since deemphasized our CannaTrade and ExchangeHemp businesses.

LuvBuds, LLC

On December 21, 2015, we acquired a 70% interest in LuvBuds, LLC. LuvBuds is a retail and lifestyle brand focused on cannabis consumers. LuvBuds' products consist of items such as branded logo t-shirts, mugs, and other accessories. On March 31, 2016, we terminated our agreements with LuvBuds and reconveyed our 70% interest in the company. Under the termination agreement, Brett Harris retained the 300,000 shares of our common stock that was issued as part of the consideration under the acquisition agreement, in exchange for a release of any current or future claims.

Competition

The current market for cannabis-related technology is highly fragmented because of the new emergence of the industry, which is continuously evolving as states in addition to Colorado, Washington, California, and Oregon implement new laws allowing production and sale of medical or recreational cannabis. We believe the primary competition is currently store-specific loyalty programs, marketing outreach, and point-of-sale systems for the BumpUp Rewards product. Although cannabis is illegal under federal law, we believe there is popular demand for cannabis, and do not believe that prospective customers are generally deterred from doing business with a company because of fears of federal enforcement of laws prohibiting the sale or possession of medical or recreational cannabis. As demonstrated by the table of state cannabis regulations below, the number of states enacting safe access to cannabis laws continues to increase.

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

Federally insured and regulated financial institutions face conflicting regulatory requirements that treat the cannabis industry as illegal under federal law even when it is permitted under some state laws. However, 23 states plus the District of Columbia allow medical cannabis, and the issue is further complicated with Washington and Colorado legalizing recreational use. Initially, when Colorado legalized and regulated medical and recreational cannabis, federally insured and regulated bodies and other financial institutions refused cannabis business source deposits and other business. Currently, given FinCEN's recent guidance released on February 14, 2014, financial institutions may provide services to cannabis-related businesses consistent with their BSA obligations. FinCEN's guidance is discussed in greater detail below.

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

State Regulation

In November 2012, Colorado residents voted in favor of Amendment 64, an initiative ballot measure that allowed for the "personal use and regulation of marijuana" in Colorado. The initiative, enacted as Article 18, Sec. 16 of the Colorado State Constitution and implemented on January 1, 2014, allows "recreational use" by adults age 21 and older and authorizes Colorado to regulate commercial cultivation, process, and sale of cannabis. Similarly, in November 2012, the residents of Washington voted in favor of Initiative 502, which allows for "recreational use" by adults age 21 and older and authorizes Washington to regulate commercial cultivation, process, and sale of cannabis.

Although Colorado and Washington have enacted voter-initiated measures to allow for the personal use of small amounts of cannabis by its citizens, both states are clear to remind their citizens that cannabis is currently illegal under federal law and classified as a Class I Controlled Substance.

As we are an ancillary services provider to the cannabis industry, we are not directly affected by government regulations; however, our clients may be. That being said, the State of Colorado Department of Revenue Enforcement Division State statute (C.R.S § 12-43.3-307; C.R.S. § 12-43.4-306) mandates that anyone working within Colorado's marijuana industries (medical or retail, including service providers) be licensed by the Marijuana Enforcement Division (MED) in order to ensure that they meet mandated statutory requirements. A registered and approved vendor within the state of Colorado obtains a MED Vendor badge, which ensures that the vendor has passed the MED background check and met the statutory criteria to work within Colorado's marijuana industries. As part of our business, we may from time to time visit our client or have non-public access to our clients' facilities. As a result, approval from the MED is an important part of our business.

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
Enacted a state-wide regulatory agency to govern medical and recreational businesses: Initiative 502 for access to recreational cannabis is governed by the Washington Liquor Control Board. Recreational law allows persons age 21 and older to possess 1 ounce of cannabis. Beginning July 1, 2016, all cannabis producers, processors, and retail stores must be licensed by the Washington Liquor Control Board. Licensed retail stores may apply for and get a medical cannabis endorsement for dual use sales.

OR(1)	Medical and recreational laws passed and in effect
Medical patients must register with the Oregon Health Authority. Medical cannabis dispensaries are regulated by the Oregon Health Authority. Patients are allowed to possess up to 24 ounces of cannabis. Measure 91, which passed in November 2014, allows recreational cannabis sales to be governed by the Oregon Liquor Control Commission, which will tax and regulate recreational cannabis similar to alcohol. The Oregon Medical Marijuana Program (OMMP) and the Medical Marijuana Dispensary Program are both administered by the Oregon Health Authority's Public Health Division. This also includes recreational sales that began in dispensaries on October 1, 2015, and ends December 31, 2016.

NV(1)	Medical laws passed and in effect
Medical patients must register with the Nevada Division of Public and Behavioral Health. Applications to open medical cannabis dispensaries are currently being reviewed by the Nevada Division of Public and Behavioral Health. Patients are allowed to possess up to 2-1/2 ounces of cannabis. The Nevada Marijuana Legalization Initiative is scheduled for the state's November 8, 2016 ballot. The measure, upon approval, would legalize 1 ounce or less of cannabis for recreational use for persons 21 years or older. The initiative would tax cannabis sales and allocate tax revenue to education.

State	Status	Details and Difference in laws

DC(1)	Medical and recreational laws passed and in effect
Medical patients must register with the District of Columbia Department of Health. Medical cannabis dispensaries are regulated by the District of Columbia Department of Health. Patients are allowed to possess up to 2 ounces of cannabis. Recreational cannabis was approved in the last election. Washington D.C. passed Initiative 71 in November 2014. Initiative 71 permits the use of up to 2 ounces of marijuana and the possession and cultivation of up to 3 marijuana plants.

AK(1)	Medical laws passed and in effect, recreational use was approved on the November 2014 ballot and in effect February 2015
Medical patients must register with the Alaska Division of Public Health. Medical cannabis dispensaries are currently not allowed. Patients are allowed to possess up to 1 ounce of cannabis. Ballot Measure 2, which will tax and regulate recreational cannabis similar to alcohol, was approved in November 2014 and became effective February 2015. The final set of rules adopted by the Marijuana Control Board under the governance of Alaska Department of Commerce are to be implemented in early 2016. On February 24, 2016, the Alaska Marijuana Control Board began accepting applications for marijuana business licenses.

IL(2)	Medical law passed
Medical patients must register with the Illinois Department of Public Health. Medical cannabis dispensaries are regulated by the Illinois Department of Financial and Professional Regulation. Medical cannabis cultivation facilities are regulated by the Illinois Department of Agriculture. Patients are allowed to possess up to 2-1/2 ounces of cannabis. The sale of medical cannabis to qualifying patients and caregivers began in November 2015 at eight dispensaries located throughout the state.

AZ(2)	Medical laws passed and in effect
Medical patients must register with the Arizona Department of Health Services. Medical cannabis dispensaries are regulated by the Arizona Department of Health Services. Patients are allowed to possess up to 2-1/2 ounces of cannabis. The Arizona Marijuana Legalization Initiative may appear on the November 8, 2016, ballot. The measure would establish a Department of Marijuana Licenses and Control, which would be tasked with regulating the cultivation, manufacturing, testing, transportation, and sale of marijuana. Local governments would be empowered to regulate and limit marijuana businesses.

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
Medical patients will have to register with the New York State Department of Health. Medical cannabis dispensaries will be regulated by the New York State Department of Health. Patients are allowed to possess a 30-day supply of only extracts and concentrates from cannabis. On January 5, 2016, the New York State Department of Health announced the state's Medical Marijuana Program will launch on January 7, 2016. The program will make approved forms of medical cannabis available with a physician's certification at designated dispensaries across New York state.

ME(3)	Medical laws passed and in effect
Medical patients must register with the Maine Department of Health and Human Services. Medical cannabis dispensaries are regulated by the Licensing and Regulatory Services under the Maine Department of Health and Human Services. Patients are allowed to possess 2-1/2 ounces of cannabis.

NH(3)	Medical laws passed and in effect
Medical patients will register with the New Hampshire Department of Health and Human Services. The New Hampshire Department of Health and Human Services will regulate and govern medical cannabis dispensaries. Patients will be allowed to possess up to 2 ounces of cannabis. On Monday, December 28, 2015, the New Hampshire Department of Health and Human Services began to issue Registry Identification Cards by mail to qualifying patients and designated caregivers whose applications have been approved.

VT(3)	Medical laws passed and in effect
Medical patients must register with the Vermont Department of Public Safety. Medical cannabis dispensaries are regulated by the Vermont Department of Public Safety. Patients are allowed to possess up to 2 ounces of cannabis.

MA(3)	Medical laws passed and in effect
Medical patients must register with the Massachusetts Department of Public Health. Medical cannabis dispensaries are operational and regulated by the Massachusetts Department of Public Health. Patients are allowed to possess a 60-day supply of cannabis. In November 2016, Massachusetts voters will decide on a ballot initiative to regulate marijuana like alcohol and create a retail marijuana program.

RI(3)	Medical laws passed and in effect
Medical patients must register with the Rhode Island Department of Health. Medical cannabis dispensaries are regulated by the Rhode Island Department of Health. Patients are allowed to possess 2-1/2 ounces of cannabis.

State	Status	Details and Difference in laws

CT(3)	Medical laws passed and in effect
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

MD(3)	Medical laws passed
Medical patients will have to register with the Maryland Department of Health and Mental Hygiene. Medical cannabis dispensaries will be regulated by the Maryland Department of Health and Mental Hygiene. Maryland's medical cannabis operations are regulated by the Maryland Medical Cannabis Commission. State regulations allow for 94 dispensaries, two per state Senate district, and 15 grow facilities.

MI(3)	Medical laws passed and in effect
Medical patients must register with the Michigan Department of Licensing and Regulatory Affairs. Medical cannabis dispensaries are not currently allowed, but a proposed bill would allow cities and localities to license and regulate them. Patients are allowed to possess up to 2-1/2 ounces of cannabis.

MN(3)	Medical law passed and in effect
Medical patients have to register with the Minnesota Department of Health. Medical cannabis dispensaries will be regulated by the Minnesota Department of Health. Patient possession limits are to be determined, but only nonsmokable forms of cannabis are allowed.

MT(3)	Medical law passed and in effect
Medical patients must register with the Montana Department of Public Health and Human Services. Medical cannabis dispensaries are currently not allowed, but legal actions are seeking to reopen them. Patients are allowed to possess up to 1 ounce of cannabis.

State	Status	Details and Difference in laws

NM(3)	Medical laws passed and in effect
Medical patients must register with the New Mexico Department of Health. Medical cannabis dispensaries are regulated by the New Mexico Department of Health. Patients are allowed to possess up to 6 ounces of cannabis.

HI(3)	Medical laws passed and in effect
Medical patients must register with the Hawaii Department of Public Safety. Patients are allowed to possess up to 3 ounces of cannabis. The Hawaii Department of Health licenses and regulates the dispensary program and licensed dispensaries are expected to be operational by July 15, 2016.

NC(3) SC(3)	CBD-only medical law passed and rulemaking is in progress	Rulemaking is in progress to regulate a CBD-only medical cannabis program in these states.
MS(3)	CBD-only medical law passed	This program does not provide reasonable access to CBD medicine for patients. Only institutions of higher learning are able to cultivate cannabis and process it to create CBD-only medication.
AL(5)	CBD-only medical law passed and rulemaking is in progress	This program is likely to be nonfunctional as it requires a cannabis prescription, which is federally illegal. This program also does not protect patients from arrest and prosecution.
TN(5)	CBD-only medical law passed	This law allows a CBD-only medical cannabis study to be conducted by universities only. This study will likely not get underway as universities will not risk losing federal funding.
KY(5)	CBD-only medical law passed	This law does not provide for a source for CBD extracts or production. This program is likely to be nonfunctional as it requires a cannabis prescription, which is federally illegal.
WI(3) IA(3)	CBD-only medical cannabis law in effect	This law does not provide for reasonable access to CBD products for patients in these states.
MO(3)	CBD-only medical law passed	This law allows for cultivation and processing by state-licensed facilities. Only patients with intractable epilepsy would be allowed access to the CBD medication.
UT(5)	CBD-only medical law passed and in effect	It is unclear if patients will have reasonable access to CBD medication through colleges and universities allowed to study hemp.
PA(3)	Potential legislation proposed for medical cannabis	Legislation is for cannabis oil extract for epileptic children. State legislature passed a medical cannabis bill on September 24, 2014, it is uncertain if Governor Corbett will sign into law.
VA(5)	No functional medical laws in effect	Current medical cannabis law requires a prescription, which is not possible under federal law.

State	Status	Details and Difference in laws

WV(3)	No medical laws in effect	There is support for future legislation to legalize medical cannabis.
GA(3)	CBD-only medical law passed and in effect	The state has passed a medical CBD law allowing for the use of cannabis extracts that are high in CBD and low in THC to treat severe, debilitating epileptic conditions.
IN(3) LA(3) ND(3) SD(3) WY(3)	No medical laws passed	There is little legislative support for medical cannabis in these states.
AR(3)	No medical laws passed
A November 2012 effort to pass a medical cannabis law garnered 48% of the vote. It appears as if an amendment to the state constitution will be presented to Arkansas voters in the November 2016 ballot. The Arkansas Hemp and Marijuana Legalization Amendment, if approved, would legalize the cultivation, production, distribution, sale, possession, and use of the cannabis plant.

NE(3)	No medical laws passed	A medical cannabis law was proposed, but failed to make it through committee in 2014 and again failed in 2016.
KS(3)	No medical laws passed	Two medical cannabis laws were proposed, but failed to make it through committee in 2014.
OK(3)	CBD-only medical law passed and in effect
This law does not provide for reasonable access to CBD products for patients in these states. The current law allows for access to high CBD cannabis oil, but only for minors, and only if they have severe forms of epilepsy or other serious seizure conditions.

TX(3)	No medical laws passed
Governor Rick Perry has signaled his support of states' rights to legalize cannabis. In February 2015, Texas House Bill 2165 was introduced to legalize and regulate cannabis sales, however, the bill did not advance before the end of session.

ID(3)	No medical laws passed	There is little support for medical cannabis laws from the Idaho Legislature, but significant support among voters.
OH(3)	No medical laws in effect
A medical cannabis amendment to the state's constitution will be voted on in November 2016. The amendment will establish a system through which patients with certain medical conditions can apply for a medical marijuana ID card that allows them to buy and possess marijuana. The state would license businesses to grow, process, test, distribute, and sell medical marijuana, and sales tax would be applied. License fees and tax revenues would pay for the program's administrative costs.

_______________

(1)	We intend to do business in this state.
(2)	We are considering doing business in this state.
(3)	We are not considering doing business in this state.

Federal Efforts to Accommodate State Legislation

On February 14, 2014, FinCEN issued guidance under the BSA relating to FinCEN's and the FDIC's expectations regarding BSA compliance for cannabis-related businesses. The FinCEN guidance was issued in light of recent state initiatives to legalize certain cannabis-related activity and the related guidance by the U.S. Department of Justice ("DOJ") concerning cannabis-related enforcement priorities as outlined in the "Ogden Memo" (October 19, 2009) and the "Cole Memos" (August 29, 2013 and February 14, 2014). As discussed in more detail below, the Ogden Memo and Cole Memos identified the eight priorities for enforcing the CSA against cannabis-related conduct.

The Ogden Memo issued by the DOJ on October 19, 2009, provides clarification and guidance in states that have enacted laws authorizing the medical use of cannabis. The Ogden Memo states: "Rather than developing different guidelines for every possible variant of state and local law, this memorandum provides uniform guidance to focus federal investigations and prosecutions in these states on core federal enforcement priorities."

The memorandum also states that the prosecution of significant traffickers of illegal drugs, including cannabis, and the disruption of illegal drug manufacturing and trafficking networks continues to be a core priority in the department's efforts against narcotics and dangerous drugs, and the department's investigative and prosecutorial resources should be directed toward these objectives, and as a general matter, pursuit of these priorities should not focus federal resources in states on individuals whose actions are in clear and unambiguous compliance with existing state laws. However, prosecution of commercial enterprises that unlawfully market and sell cannabis for profit continues to be an enforcement priority of the department. The DOJ believes claims of compliance with state or local law may mask operations inconsistent with the terms, conditions, or purposes of those laws, and federal law enforcement should not be deterred by such assertions when otherwise pursuing the department's core enforcement priorities. The Ogden Memo then lists the eight priorities of enforcement set forth below. When any of the following characteristics are present, the conduct will not be in clear and unambiguous compliance with applicable state law and may indicate illegal drug trafficking activity of potential federal interest:

●	distribution to minors;

●	revenue from the sale of cannabis going to criminal enterprise, gangs, and cartels;

●	the diversion of cannabis from states where it is legal under state law in some form to other states;

●	state-authorized cannabis activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;

●	violence and the use of firearms in the cultivation and distribution of cannabis;

●	drugged driving and the exacerbation of other adverse public health consequences associated with cannabis use;

●	the growing of cannabis on public lands and the attendant public safety and environmental dangers posed by cannabis production on public lands; and

•	cannabis possession or use on federal property.

The first Cole Memo issued June 29, 2011, seeks to clarify and provide guidance in response to inquiries from state and local governments seeking guidance about the DOJ's position on the enforcement of the CSA in jurisdictions that have under consideration or implemented legislation that would sanction and regulate the commercial cultivation and distribution of cannabis. This Cole Memo reinforces the Ogden Memo that the DOJ's view "of the efficient use of limited federal resources" has not changed. However, this Cole Memo also makes it clear that the Ogden Memo was never intended to shield activities from federal enforcement action and prosecution, even when those activities purport to comply with state law. Persons who are in the business of cultivating, selling, or distributing cannabis, and those who knowingly facilitate such activities, are in violation of the CSA regardless of state law, and those engaged in transactions involving the proceeds of such an activity may also be in violation of federal money-laundering statutes and other federal financial laws. The second Cole Memo dated February 14, 2014, for the most part reiterates the government's position outlined in the first Cole Memo as well as tying in FinCEN's position as outlined in its guidance of the same date.

The FinCEN guidance clarifies how banks can offer services to cannabis-related businesses consistent with their BSA reporting obligations by filing suspicious activity reports (SARs) and provides three categories of SAR filings for cannabis-related business:  "marijuana limited," "marijuana priority," and "marijuana termination." If a financial institution provides financial services to a cannabis-related business that it reasonably believes, based on its customer due diligence review, does not implicate one of the Cole Memos priorities or violate state law, it should file a "marijuana limited" SAR. Since the eight priorities of the Cole Memos principally deal with the illegal cultivation and distribution of cannabis and we do not engage in these activities, we anticipate that financial institutions providing financial services to us will file, if deemed required, "marijuana limited" SARs relating to our activities. In addition to our compliance with state laws and regulations, we will seek to meet FinCEN's guidance to the extent that it indirectly affects our business, through our systems, procedures, and protocols to review customer licensing and identification procedures of customers and retail customers. Furthermore, we will, to the extent practicable as an ancillary technology company, not do business with companies that we believe may violate one or more of the eight priorities of the Cole Memos.

FinCEN guidance expanded on the "know your customer" guidelines and clarified how financial institutions can provide services to cannabis-related businesses consistent with their BSA obligations and stated:

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

While we are not by definition considered a "financial institution," we do and will continue to follow the above protocols of knowing our customers, validating each cannabis-related business through our due diligence review of the vendor itself, as well as verifying each vender's current licensure with the respective state regulatory agency. This monitoring will be done at the onset of the business relationship as well as periodically throughout the business relationship.

Our Compliance Strategy

We have established business and compliance protocols that we monitor regularly to assure compliance with state-specific laws and regulations. We submitted our business and compliance plan as part of our Colorado Department of Revenue Marijuana Enforcement Division Vendor Registration Application, and on September 2, 2014, were approved as a registered vendor by the state of Colorado.

We closely monitor evolving state and local laws, rules, and regulations and banking regulations. We design our products in accordance with state and local regulations and banking requirements. We seek to offer services only to companies that are professionally operated and properly licensed in accordance with state and local laws. Changes in such laws, rules, and regulations, or the recall of any state or local legislation, could have a material adverse effect on our business and financial condition.

We rely on the experience and knowledge of our two founders, Brandon C. Jennewine and Daniel J. Rogers, who have previously been owners of state-licensed cannabis-related businesses in Colorado and are familiar with Colorado's state laws and regulatory scheme and have working experience with regulatory personnel. We also retain regulatory legal counsel who focus their practice on cannabis law to assure current knowledge of and compliance with ongoing changes in rules and regulations. In addition, we have designed technological and administrative programs and protocols to assure ongoing compliance. For BumpUp Rewards and other products for retail customers, we document that the customers are age 21 or older. Our technology will be available only in states that have cannabis-related regulated businesses.

We rely on our technology infrastructure and due diligence reviews to assure our own compliance with state laws, as documented in our systems. We also rely on our systems and procedures to assure that we deal with properly licensed growers, processors, and retailers, and sell to only qualified buyers meeting identification requirements. We cannot assure that our interstate activities will not attract federal regulatory scrutiny as additional states formalize their safe access to cannabis laws and we expand our business on a state-by-state basis.

We are working only with retailers of medical or recreational sellers that are verified, through lists provided by state or local regulatory agencies, to be in good standing and allowed to conduct business in their respective states.

In Colorado and Washington, an individual is required to physically provide a valid, government-issued identification to verify he is age 21 or older to access a regulated store or retailer for either medical or recreational cannabis. The retail facility is required by state rules to have on its premises specific cameras that have resolution suitable to see the identification process to ensure that the retail-cannabis facility is validating the identification. The individual verification is repeated every time a person enters a facility, irrespective of whether the individual is personally known to the operator or has previously visited the dispensary. The cost of maintaining identification compliance is borne by the state-licensed retailer and is not our expense. Our costs of maintaining our compliance systems and protocols are considered a regular operating expense that is built into our product pricing.

Our internal compliance review of both our operating protocols and technology and the data collected are critical aspects of our compliance effort in providing technology products to only compliant operators and persons age 21 or older in states that have enacted some form of safe-access laws to cannabis. For example, we believe that cannabis-related businesses in Colorado will continue to be compliant in not selling cannabis products to underage persons–one of the Cole Memos' eight priorities.

Possible Changes to Federal View

Although the DOJ has stated in the Ogden Memo and Cole Memos that it is not an efficient use of limited resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis, there is no guarantee that the DOJ's position will not change regarding the low-priority enforcement of federal laws, including the CSA, or that any future administration would not change this policy and decide to strongly enforce the federal laws.

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

Should the U.S. Supreme Court rule to invalidate safe access to cannabis laws in more than 20 states and the District of Columbia, our operations would be adversely affected. However, if this should occur, we will repurpose our technology to non-cannabis-related businesses. We could refocus our efforts to launch and commercialize ExchangeHemp in the industrial hemp industry, a non-cannabis-related business, and facilitate a trading platform for buyers and sellers of commercial hemp. We could also repurpose CannaTrade's technology to facilitate the matching of buyers and sellers of commercial equipment, such as industrial lighting and other equipment for agriculture. We could also repurpose our CannaLIMS software for the pharmaceutical industry, where LIMS software is prevalent. We believe the technology for BumpUp Rewards can be repurposed and used as a loyalty program for small businesses and region-specific businesses to strengthen and support local and small businesses by targeting and marketing to local consumers.

Proprietary Technology

Our BumpUp Rewards and CannaLIMS products are based on proprietary software developed for us by our officers and third-party contractors. We do not believe that any of our current products, or currently foreseen future products, contain or will contain features that are patentable. Instead, we rely on a proprietary confidentiality and nondisclosure discipline to protect our products. However, if future proprietary software developed by our officers contains patentable features, we will apply for and obtain patent protection for our products.

Research and Development

We currently offer two technology products: BumpUp Rewards (as a stand-alone product and as a white-label product) and CannaLIMS. We will remain focused on developing technologies for our industry, aimed at specific solutions for industry needs, including compliance with state and local regulation. We seek product and business opportunities in order to formulate and develop technology to meet diverse regulatory requirements across all of our markets. Furthermore, we regularly investigate processes for improving our technology products and identifying new technologies to serve the industry.

Through our internal research and development efforts and our relationships with industry operators and organizations, we will strive to provide evolving and effective technology solutions. Our plans for our research and development activities include developing technology products that are new to the industry, updating existing technologies to keep them current with the latest laws and regulations, and adapting existing technologies to enter new states that implement cannabis laws. Going forward, we intend to increase our spending and resources for technology research and development to the extent of our limited resources.

Employees

As of December 31, 2015, we employed two management-level personnel, both of whom are executive officers. We may require additional employees in the future. There is intense competition for capable, experienced personnel, and we cannot assure that we will be able to obtain new qualified employees when required. We believe our relations with our employees are good.

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

We do not consider our company to be part of the cannabis industry that would be restricted from using federal and federally insured banks; but because of "canna" in our name and the fact that our revenue is generated largely from companies licensed as operators in the cannabis industry, banks do consider us to be part of the cannabis industry with banking restrictions. Recently a small number of community banks and credit unions in Colorado have started offering limited banking services in compliance with the FinCEN guidelines, and although we are perceived to be part of the regulated cannabis industry, our financial operations have not been hampered by banking restrictions. To date, we have not had to rely on cash transactions and have active banking services to receive payments and to pay vendors.

We have recently established strategic alliances that we may be unable to integrate into a cohesive and effective business.

We have recently established several strategic alliances with other firms that we believe have developed, or have the potential to develop, complementary products and services. We have not yet had sufficient time or experience to integrate these components into a cohesive and effective business, and we may be unable to do so. Our efforts may be further complicated by additional relationships not now identified. We have now abandoned or deemphasized earlier strategic relationships and may determine to abandon or deemphasize one or more of the strategic relationships we now believe to be important; in which case, we may be unable to recover related costs previously incurred.

The conduct of third parties may jeopardize our business or legal compliance.

We cannot assure that our systems, protocols, and practices will prevent unauthorized or illegal activities by customers or retailers with whom or which we do business. Our success will depend on our ability to operate consistent with the regulatory and licensing requirements of each state in which we provide products and services, which in turn may depend on our ability to determine the residences of our customers, the licenses held by retailers with which we do business, and the compliance by our customers and retailers with the regulations applicable to them. We cannot assure that the conduct of third parties will not place our legal status or business in jeopardy and, therefore, expose us to legal sanctions and costs, which would adversely affect our results of operations.

Our proprietary data systems may be compromised by hackers.

BumpUp Rewards, CannaLIMS, and CannaTrade, as well as other products and services that we may develop in the future, will be based on proprietary software and customer-specific data that we protect by routine measures such as password protection, confidentiality and nondisclosure agreements with employees, and similar measures. Any unauthorized access to our software or data could materially disrupt our business and result in financial loss and damages to our business reputation.

Our operations would be adversely affected if we operate in states with undefined regulatory oversight or if regulations change.

We are exposed to regulatory uncertainties resulting from significant differences between the regulatory regimes of various states and uncertainties in states with undefined regulatory regimes. Regulations have only recently been adopted and are likely to change, perhaps becoming more restrictive, as states gather regulatory experience. There is little interpretative guidance or staff experience at state regulatory agencies to provide operating guidance. We conduct business exclusively in states that have enacted formal regulatory regimes and codified laws and ordinances in which licensed cannabis-related businesses are allowed to operate. However, we cannot assure that we, or our customers, will be able to ascertain or comply with all applicable requirements.

Because each state and local jurisdiction may have significant differences in its cannabis-related laws and regulations, we cannot assure that even with the advice of legal counsel familiar with the cannabis laws and regulatory program of a particular state, we will be able to comply with applicable laws and regulations.

Any change in the federal government's enforcement of current federal laws could cause significant financial damage to us. We expect that the disparity between federal and state cannabis legalization and regulation will continue. While we do not intend to harvest, distribute, or sell cannabis, we may be irreparably harmed by a change in enforcement by the federal or state governments.

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

Due to the rapidly changing rules and regulations in various markets, it is possible that our BumpUp Rewards or CannaLIMS activities could be outlawed in one or more markets or that federal guidelines could be issued that would have a material effect on our strategy and offerings. In addition, it is possible that the U.S. Department of Justice will decide to pursue enforcement actions against producers, sellers, and any person providing ancillary services within the cannabis industry.

The apparent current growing public opinion in support of legalization may turn in support of criminalization.

While public polls continue to trend in support of legalization and decriminalization throughout the country, we cannot guarantee that this trend will continue and that the support will not wane among the public.

We are a development-stage company with limited revenues.

We are a development-stage company with limited revenue and do not expect to generate significant revenue unless and until our product portfolio, or part of it, is commercialized. We do not anticipate launching any new products into the market until the first half of 2016, at the earliest. We will need to raise additional capital to fund our operations, and we cannot assure that we will be successful in doing so.

We have received a going concern opinion from our auditors.

We have an accumulated deficit and have had negative cash flows from our operations. Accordingly, we have received a report from our independent auditors in connection with our audited financial statements that includes an explanatory paragraph describing their substantial doubt about our ability to continue as a going concern. This may negatively impact our ability to obtain additional funding or funding from external sources on terms attractive to us.

Our future success is largely dependent on our current management.

Our business was built by the vision, dedication, and expertise of our founders Brandon C. Jennewine and Daniel J. Rogers, and our chief executive officer, Michael A. Tew, who is responsible for our day-to-day operations and creative development. Although as noted below, Messrs, Jennewine and Rogers resigned from their respective executive officer positions, they continue to serve on our board of directors and assist with our business operations under consulting relationships. Our success is dependent upon the continued efforts of these people. If it became necessary to replace them, it is unlikely new management could be found that would have the same level of knowledge and dedication to our success. The loss of the services of these professionals, especially in the development of future proprietary software, patents, or applications, would adversely affect our business.

Our growth strategy may not be successful.

We intend to expand our operations and marketing base, in large part by establishing and expanding strategic alliances. Our operations are subject to all of the risks inherent in the growth of a new business enterprise, particularly one that operates in an emerging and highly competitive industry. The timing and related expenses of expansion may cause our revenues, if any, to fluctuate. The likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the growth of a business and the reliance on strategic alliances with others, including uncertainty as to implementation of our strategies and capabilities, market acceptance of our products and services, our operating and marketing methods, expenses, and competition. We may not be successful in our proposed expanded business activities.

We are an "emerging growth company" and as such, our disclosures may be less extensive than the information you receive from other public companies that are not emerging growth companies.

We qualify as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from specified disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced "Management's Discussion and Analysis of Financial Condition and Results of Operations" disclosure;

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•	reduced disclosure obligations regarding executive compensation; and

•	exemption from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We are operating in developing markets, and our products may not be accepted in these markets.

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

Our industry is subject to rapid technological changes that, if we are unable to match or surpass, will adversely affect our competitive position.

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

Our competitive position, business, and prospects will be impaired if our intellectual property rights do not provide us with the anticipated market protection.

We will rely on our proprietary intellectual property rights to support our competitive position and protect us from unauthorized use of our intellectual property. We believe that our intellectual property rights are valid, enforceable, and valuable. However, third parties may make claims of invalidity respecting our proprietary software and intellectual property, and such claims could give rise to material costs for defense and divert resources away from our other activities. Our proprietary intellectual property is not protected by patents. If we determine to seek and ultimately obtain patents and our patents or patent applications are shown not to be as broad as currently believed or are otherwise challenged such that some or all of the protection is lost, we may suffer adverse effects from the loss of competitive advantage and our ability to offer unique products and technologies. As a result, there would likely be an adverse impact on our business prospects.

We are subject to outside influences beyond our control, including new legislation, that could adversely affect our licensing and implementation activities and have an adverse impact on the execution of our business plan or associated intellectual properties.

Our licensing and implementation activities are subject to numerous risks from outside influences, including new legislation, regulations, and rules related to obtaining or enforcing patents. As an example, the legalization of the right to grow, harvest, and sell cannabis and cannabis-related products is recent, and it is uncertain as to how the industry that is developing around this new legislation will ultimately evolve. If our product offerings are not properly positioned for this developing industry, it could have an adverse impact on our future financial position and hinder our ability to execute our business plan.

Risks Related to our Common Stock

Any investment in our shares is considered to be a high-risk investment and is subject to restrictions on marketability because our common stock is considered a "penny stock."

Our common stock trades on the OTCQB securities market under the symbol "MJTK." The OTCQB is a decentralized market regulated by the Financial Industry Regulatory Authority in which securities are traded via an electronic quotation system that serves more than 3,000 companies, but provides significantly less liquidity than national market systems such as the NYSE MKT. On the OTCQB, securities are traded by a network of brokers or dealers that carry inventories of securities to facilitate the buy and sell orders of investors, rather than providing the order matchmaking service seen in specialist exchanges. OTCQB securities include national, regional, and foreign equity issues. Companies traded on the OTCQB must be current in their reports filed with the SEC and other regulatory authorities.

Our common stock is subject to Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), which imposes certain sales practice requirements on broker-dealers that sell our common stock to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouses)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction before the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and the ability of our stockholders to sell their shares of common stock.

Additionally, our common stock is subject to the SEC regulations for "penny stock." Penny stock includes any equity security that is not listed on a national exchange and has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that before any nonexempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements disclosing recent price information for the penny stock and information of the limited market for penny stocks be sent to holders of penny stock. These requirements adversely affect the market liquidity of our common stock.

Our indemnification of our directors and officers may limit the rights of our stockholders.

While our board of directors and officers are generally accountable to our stockholders and us, the liability of our directors and officers to all parties is limited in certain respects under applicable state law and our articles of incorporation and bylaws, as in effect. Further, we have agreed or may agree to indemnify our directors and officers against liabilities not attributable to certain limited circumstances. This limitation of liability and indemnity may limit rights that our stockholders would otherwise have to seek redress against our directors and officers.

Shareholders may suffer substantial dilution related to issued stock options and warrants, convertible debts, and stock grants.

As of March 31, 2016, we had a number of agreements or obligations for the possible issuance of common stock that may result in dilution to investors. These include:

•	4,975,000 shares reserved for issuance upon the exercise of warrants; and

•	16,943,665 shares reserved for issuance under our outstanding convertible notes.

The common stock to be issued on conversion of our convertible debt will be at discounts ranging from 30% to 55% to the lowest daily volume-weighted average price of our common stock for the number of consecutive trading days under the term of the respective debt instruments. Additionally, the sale, or even the possibility of the sale, of the shares of common stock underlying these commitments could have an adverse effect on the market price for our securities or on our ability to obtain future financing.

Additional issuances of stock options and warrants, convertible notes, and stock grants will cause additional substantial dilution to our stockholders.

Given our limited cash, liquidity, and revenues, it is likely that we will issue additional warrants, stock grants, and convertible debt to finance our future acquisitions and business operations, which will cause additional substantial dilutions to our stockholders and could have further adverse effects on the market price for our securities or on our ability to obtain future financing.

Our shares of common stock are thinly traded, so stockholders may be unable to sell at or near ask prices or at all if they need to sell shares to raise money or otherwise desire to liquidate their shares.

Our common stock is traded in very low volumes, reflecting the fact that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or nonexistent. This situation may be attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or nonexistent, as compared to a seasoned issuer, which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot assure stockholders that a broader or more active public trading market for our common shares will develop or be sustained or that current trading levels will be sustained. We cannot control or materially affect the trading market in our stock.

We do not currently intend to pay dividends on our common stock in the foreseeable future, and consequently, our stockholders' ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

We have never declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future even if we generate a profit. Consequently, our stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

Our stockholders may not recoup all or any portion of their investment upon our dissolution.

In the event of a liquidation, dissolution, or winding-up of our company, whether voluntary or involuntary, our net remaining proceeds and/or assets, after paying all of our debts and liabilities, will be distributed to the holders of common stock on a pro-rata basis. We cannot assure that we will have available assets to pay to the holders of common stock any amounts upon such a liquidation, dissolution, or winding-up of our company. In this event, our stockholders could lose some or all of their investment.

Our management and directors own a significant percentage of our outstanding common stock, and their interests may differ from those of our stockholders.

As of December 31, 2015, our directors and management owned a total of 10.3% of our issued and outstanding common shares and had warrants to purchase an additional 3,750,000 million shares of our common stock. Therefore, they will be able to have significant influence over matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions.

Given the high concentration of ownership in our respective companies, our relationships with Mile High Brands may be difficult to manage and conflicts of interest may arise under our joint venture company.

Through the stock exchange with Mile High Brands, we own 49% of the issued and outstanding shares of Mile High Brands stock and Mile High Brands and its stockholders own 46.67% of our issued and outstanding shares. We have one seat on Mile High Brand's board of directors and it has the right to nominate one director on our board. Although we own 51% of the new joint venture company and control its board of directors, under the stockholders agreement that is being negotiated, distributions of revenue from a particular opportunity may vary depending on the nature of the opportunity, who brought to opportunity to the joint venture's attention, funding requirements for the opportunity, and other factors. In addition, the nature of each opportunity may give rise to conflicts of interest between the joint venture and its stockholders. In this relationship, it is imperative that the parties cooperate and work together for the benefit of each organization and their respective stockholders. Failure to do so could cause substantial harm to us and our stockholders.

The sale of our common stock to Kodiak Capital may cause dilution, and the sale of the shares of common stock acquired by Kodiak Capital, or the perception that such sales may occur, could cause the price of our common stock to fall.

On December 15, 2015, we entered into the Equity Purchase Agreement with Kodiak Capital Group, LLC, a Delaware limited liability company, pursuant to which it committed to purchase up to $1 million of our common stock. We may put shares pursuant to the Purchase Agreement to Kodiak Capital at our discretion, commencing after the SEC has declared effective the registration statement, until December 31, 2016. We filed a registration statement on form S-1 on February 2, 2016, and we are in the process of responding to the SEC's initial comments. We generally have the right to control the timing and amount of any sales of our shares to Kodiak Capital, except that, pursuant to the terms of the Purchase Agreement, we would be unable to sell shares to Kodiak Capital if such purchase would result in its beneficial ownership equaling more than 9.99% of our outstanding common stock. After Kodiak Capital has acquired our shares, it may sell all, some, or none of those shares. Therefore, sales to Kodiak Capital by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Kodiak Capital, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish.

In addition, the per-share purchase price for these shares will fluctuate based on the price of our common stock and will be equal to 70% of the lowest daily volume-weighted average price of our common stock for the five consecutive trading days immediately following our delivery of a put notice to Kodiak Capital to purchase the shares. Depending on market liquidity at the time, sales of these shares may cause the trading price of our common stock to fall.

Kodiak Capital will pay less than the then-prevailing market price for our common stock.

The common stock to be issued to Kodiak Capital pursuant to the Purchase Agreement will be purchased at a 30% discount to the lowest daily volume-weighted average price of the common stock for the five consecutive trading days immediately following our delivery of a put notice to Kodiak Capital to purchase the shares. Kodiak Capital has a financial incentive to sell our common stock immediately upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price. If Kodiak Capital sells the shares, the price of our common stock could decrease. If our stock price decreases, Kodiak Capital may have a further incentive to sell the shares of our common stock that it holds. These sales may have a further impact on our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 1350 17th Street, Suite 150, Denver, CO 80202. Our offices are rented on a month-to-month basis with no long-term commitment, and our rent is scalable on a per-desk or per-workstation basis. Currently, we pay $600 per month for rent.

ITEM 3. LEGAL PROCEEDINGS

There are no claims, actions, suits, proceedings, or investigations currently pending or, to our knowledge, threatened by or against us or respecting our operations or assets or by or against any of our officers, directors, or affiliates.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock and Dividend Policy

Since December 2, 2014, our common stock has been quoted on the OTCQB tier of the OTC Markets Group under the trading symbol "MJTK." Before that date, we were listed on the OTC Bulletin Board under the trading symbol "TTNS." Since inception, there has been sporadic trading activity in our common stock and the price fluctuations have been volatile. Currently, there is no established trading market for our common stock. Management does not expect any established trading market to develop unless and until we have material operations. In any event, we cannot assure that any market for our common stock will develop or be maintained. If a public market develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities Act of 1933, as amended (the "Securities Act"), by members of management or others may have a substantial adverse impact on any such market. At the present time, there are 645,460 free-trading shares of common stock.

The following table sets forth the range of low and high bid quotations for our common stock for the each of the periods indicated as reported and summarized by the OTCQB. These prices are based on interdealer quotations, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions:

	Low	High
2016:
First Quarter	$0.15	$0.15

2015:
Fourth Quarter	0.26	0.40
Third Quarter	0.23	0.40
Second Quarter	1.00	1.65
First Quarter	1.50	2.00

2014:
Fourth Quarter	2.00	6.00
Third Quarter	1.50	8.50
Second Quarter	1.08	1.09
First Quarter	1.75	1.85

On April 8, 2016, the closing price per share of our common stock on the OTCQB was $0.31. We had approximately 82 stockholders of record of our common stock. As of April 11, 2016, we had 21,427,132 shares of our common stock issued and outstanding.

Holders of shares of common stock are entitled to share pro rata in dividends and distributions respecting the common stock when, as, and if declared by the board of directors out of funds legally available therefor. We have not paid any dividends on our common stock and intend to retain earnings, if any, to finance the development and expansion of our business. Future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including future revenues, capital requirements, overall financial condition, and such other factors as our board of directors deems relevant.

Recent Sales of Unregistered Securities

On November 10, 2015, we entered into an agreement to exchange 10 million shares of our common stock for 10 million shares of MHB, Inc., doing business as Mile High Brands. Through this transaction, we acquired 49% of the issued and outstanding common shares of MHB, Inc. The shares were valued at $0.29 per share, the closing stock price on the date of grant, for a total of $2,900,000.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and notes to our financial statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report.

This report contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources. This forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include those relating to our liquidity requirements, the continued growth of the software industry, the success of our product development, marketing and sales activities, vigorous competition in the software industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws.

Overview

We create, develop, and commercialize innovative solutions for the expanding medical and recreational cannabis community. Our solutions enhance customer service and provider efficiency, including customer loyalty software applications; create producer and retailer opportunities through the distribution of our own retail brands; and assist with marketing and branding for product companies. We do not grow, distribute, or sell cannabis.

We believe there is a trend toward legalizing medical and recreational use of cannabis. As additional states across the nation legalize medical or recreational use and develop regulatory schemes, we believe a commercial cannabis industry will be established. We seek to apply and exploit our knowledge and experience to introduce products for this emerging industry, which continues to encounter resistance from many traditional, integral service providers of loyalty programs, payment methods, wholesale supply, supply management and delivery, and similar items. We believe the resistance or reluctance of others to enter the cannabis industry provides, at least temporarily, a commercial opportunity for us.

Our products serve both medical and recreational growers, dispensers, and customers. Our product development and introduction are focused in Colorado, where both medical and recreational cannabis is permitted under a developing regulatory regime. Our products are also being marketed in Washington (medical and recreational) and California (medical only). We are preparing for future expansion as cannabis for medical or recreational use becomes legalized and regulated in additional states that have ongoing public dialogue and regulatory or legislative consideration regarding legalization, such as California, Alaska, Nevada, Oregon, the District of Columbia, and others. Residents of Oregon, Alaska, and the District of Columbia have voted to legalize recreational marijuana use for adults. We believe that this movement toward legalization of recreational cannabis will continue and may accelerate. In the next 12 months, we are considering operating only in Colorado, California (medical only), Washington, and possibly Oregon, since the Oregon voters recently approved legalization with the Oregon Liquor Control Commission tasked with regulating sales of marijuana.

Results of Operations for the Year Ended December 31, 2015,
Compared to the Year Ended December 31, 2014

Revenue and Costs of Goods Sold

Our revenue of $119,325 and $6,538 for the years ended December 31, 2015 and 2014, respectively, was not material. Our revenue has been generated through a combination of software development and consulting services related to custom-built software. We generate the majority of our revenue from custom software development related to CannaLIMs, ongoing recurring contracts for BumpUp Rewards, and custom development related to BumpUp Rewards white-label applications. As of December 31, 2015, we did not generate a material amount of revenue from our strategic relationships.

Our cost of goods sold of $47,823 and $12,006 for the years ended December 31, 2015 and 2014, respectively, was not material.

Although the net changes and percent changes for our revenues and our cost of goods sold for 2015 and 2014 are summarized above, these trends should not be viewed as a definitive indication of our future results.

Operating Expenses

Stock-based compensation expense was $904,125 and $1,012,500 for the years ended December 31, 2015 and 2014, respectively, representing a decrease of $108,375, or 10.7%, in 2015. Compensation expense in the current year is due to warrants issued to officers, consultants, and other service providers. Compensation expense in the prior year reflects stock-based bonus compensation.

Professional fees were $207,892 and $130,642 for the years ended December 31, 2015 and 2014, respectively, representing an increase of $77,250, or 59.1%, in 2015. The increase in 2015, as compared to 2014, can be largely attributed to an increase in legal fees.

Salary and wage expense was $491,223 and $274,057 for the years ended December 31, 2015 and 2014, respectively, representing an increase of $217,166, or 7.9%, in 2015. The increase in 2015, as compared to 2014, is due to an increased number of employees in the beginning of 2015.

General and administrative expense was $231,033 and $303,670 for the years ended December 31, 2015 and 2014, respectively, representing a decrease of $72,637, or 23.9%, in 2015. The decrease in 2015, as compared to 2014, can be attributed to a decrease in promotional activity and the use of subcontractors.

Other Income and Expense

For the year ended December 31, 2015 we had total other expense of $2,095,085, compared to $0 for the year ended December 31, 2014. For the year ended December 31, 2015, we recorded interest expense of $6,344 and an impairment loss on investment of $1,846,515. In addition, as a result of the convertible promissory note, we recorded interest expense on debt discount of $85,250 and a loss on the issuance of convertible debt of $152,866. We had none of these expenses in the prior year.

Net Loss

For the year ended December 31, 2015, we had a net loss of $3,857,856, as compared to a net loss of $1,726,337 in the prior year, an increase of $2,131,519. This increase is the direct result of the impairment and licensing expenses incurred as discussed above.

Liquidity and Capital Resources

During the year ended December 31, 2015, we used cash of $750,750 in operating activities, as compared to $677,385 for the year ended December 31, 2014. We used cash in investing activities of $154,250 during the year ended December 31, 2015, as compared to $27,316 provided by investing activities during the year ended December 31, 2014. Financing activities provided cash of $387,000 during the year ended December 31, 2015, as compared to $1,087,400 for the year ended December 31, 2014.

Our current business expenses average approximately $50,000 per month, excluding capital expenditures specific to new product launches. We continue to focus on reducing our monthly business expenses through cost reductions and operational streamlining. Currently, we do not have enough cash on hand to sustain our business operations and, alongside expected revenue, we expect to access external capital resources in the near future. At the moment, we are seeing increased adoption across our business lines, but we cannot guarantee this will continue.

We anticipate also accessing the capital markets in order to fund future research and development, as well as expand product offerings to include future versions of products and possible acquisitions of ancillary products and services. We have budgeted $1 million for capital expenditures and other costs during the next 12 months, consisting of $200,000 for enhanced software development in the coming six months, $200,000 for strategic relationships and acquisitions, $400,000 for debt retirement, $15,000 in remaining license fees under our license agreement with Loyl.Me, $50,000 for marketing efforts, $50,000 for legal expenses, and $85,000 for marketing and distribution expenses. We have budgeted $400,000 for debt retirement and, if necessary, to provide for refinancing or extensions of our existing debt, including principal and any interest due under the terms of our current financing agreements with our capital partners. In addition to the remaining $15,000 in licensing fees owed to Loyl.me, our licensing agreement also provides an 8% gross revenue royalty to Loyl.me for our version of the Loyl.me software platform for its use within the cannabis industry.

We anticipate that we will fund these costs from proceeds from projected revenues, as well as from the sale of common stock to Kodiak Capital and other potential sources. It is possible that additional external cash will be required during the next 12 months, particularly if we seek to develop new products, need to fund new strategic relationships, or enter new markets not now anticipated or if projected revenues are not realized.

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

Off Balance Sheet Arrangements

As of December 31, 2015, there were no off balance sheet arrangements.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States (GAAP), with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to our December 31, 2014, consolidated financial statements. Note that our preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure that actual results will not differ from those estimates.

Stock-based Compensation

We account for equity-based transactions with nonemployees under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic No. 505-50, Equity-Based Payments to Non-Employees ("ASC 505-50"). ASC 505-50 establishes that equity-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

We account for employee stock-based compensation in accordance with the guidance of FASB ASC Topic No. 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

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

Income Taxes

We follow FASB ASC Topic No. 740-10-30, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of income and comprehensive income in the period that includes the enactment date.

We adopted FASB ASC Topic No. 740-10-25, Accounting for Uncertainty in Income Taxes. ASC 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740-10-25 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of ASC 740-10-25.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (ASU) 2014-15—Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Currently, there is no guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments: (1) provide a definition of the term substantial doubt; (2) require an evaluation every reporting period including interim periods; (3) provide principles for considering the mitigating effect of management's plans; (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans; (5) require an express statement and other disclosures when substantial doubt is not alleviated; and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer (whom we refer to in this periodic report as our Certifying Officers) as appropriate to allow for timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2015, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon evaluation, our Certifying Officers concluded that, as of December 31, 2015, our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management's Report on Internal Control over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Responsibility, estimates, and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our Certifying Officers conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Certifying Officers concluded that, as of December 31, 2015, our internal control over financial reporting was effective as of the end of the period covered by this report. We hired an independent third party certified accountant to oversee our accounting functions, month-end closings, and financial statement preparation, which has remediated our prior material weakness related to segregation of duties. Although we have taken steps to improve our controls and procedures over financial reporting relating to segregation of duties, we still lack a formal review process that includes multiple levels of review. Management believes that this deficiency in our controls and procedures did not have an effect on our financial results.

This annual report does not include an attestation report of our company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

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

Changes in Internal Control over Financial Reporting

The changes described above in our internal controls over financial reporting that occurred during the year ended December 31, 2015, are reasonably likely to improve our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executives and Directors

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Director Since	Position

Michael A. Tew	36	2015	Chief Executive Officer, Chief Financial Officer, Director
Brandon C. Jennewine	43	2014	Chairman
Daniel J. Rogers	42	2014	Director

Michael A. Tew

Michael A. Tew became our chief executive officer, chief financial officer, secretary, and a member of our board of directors effective July 1, 2015. Mr. Tew has over 14 years' experience in corporate finance, venture capital, business management, and capital markets. From 1999 until September 2003, Mr. Tew was an analyst and Vice President at Bear, Stearns & Co., Inc. In September 2003, Mr. Tew co-founded CapitalHQ, LLC, New York, New York, an advisory and consulting firm for high-level executives. In April 2008, Mr. Tew co-founded SPAC Research Partners, LLC, Palo Alto, CA, an advisory firm providing research and transaction support for special purpose acquisition companies. Mr. Tew managed the company through December 2009. From January 2008 to his current employment with us, Mr. Tew was founder and principal of Sand Hill, LLC, initially in San Francisco and then in New York, New York. Sand Hill is a consultancy advising family offices, private equity organizations, and entrepreneurs on value-creating transactions in private and public markets. In 1999 and 2000, Mr. Tew attended an independent, collaborative European business management program that included studies at Groupe HEC business school (Paris, France), Bocconi University (Milan, Italy), and Wirtschaftsuniverstat Wien (Vienna University of Economics and Business, Vienna, Austria). Mr. Tew graduated with a bachelor degree in finance and international business from New York University in 2001 and in 2014 obtained an executive MBA in finance and management from New York University.

Brandon C. Jennewine

Brandon Jennewine, with Daniel J. Rogers, founded our company in 2014. Effective July 1, 2015, Mr. Jennewine resigned as our chief executive officer and chairman of our board of directors. Mr. Jennewine has over 20 years' experience as an architect and developer with leadership roles in technology companies. In July 2009, he co-founded with Daniel J. Rogers, Greenwerkz, LLC, later converted to Greenwerkz, Inc., a cannabis dispensary located in Denver, Colorado, having three retail locations and two production facilities. Mr. Jennewine helped orchestrate exist of the four Greenwerkz partners through a buyout by the sole remaining partner in February 2014, while simultaneously starting CannaSys-Colorado and managing, as chief executive officer, TK Health, LLC, an information technology consultancy based in Castle Rock, Colorado. TK Health, LLC, was formed in March 2010 to provide custom software programming for the e-healthcare and finance sectors. Prior to the cannabis business, he worked primarily in solutions in the e-prescribing, medical, and financial segments, acting as a software architect for SureScripts, LLC, an e-prescribing network based in Alexandria, Virginia, from July 2007 to February 2010, and as chief technology officer for Liver Research Institute, working under a grant from Roche Pharmaceuticals, from 2005 to 2006. Mr. Jennewine graduated with a bachelor of science in electrical engineering from Colorado State University.

Daniel J. Rogers

Daniel J. Rogers, an original founder of our company, now serves as a consultant and a member of our board of directors. Mr. Rogers has 12 years' banking experience with a specialization in business development risk management. In July 2009, he co-founded with Brandon C. Jennewine, Greenwerkz, Inc., where he was chief financial officer and managing member. Until March 2014, Mr. Rogers also served as Chairman of the Banking/Finance Subcommittee for Medical Marijuana Industry Group, Denver, CO, a government relations organization, that he and Mr. Jennewine helped form in 2010. Mr. Rogers obtained his bachelor's degree in finance in 1997 from Fort Lewis College, Durango, Colorado, and later completed NationsBank / Bank of America's Management Associate Program, a six-month training program for corporate risk management. Mr. Rogers later served as a vice-president for Bank of America's Global Corporate & Investment Bank Commercial Real Estate Group located in Denver, Colorado, from 1998 to 2005, and later served as finance manager for Panattoni Development Company in Denver, Colorado, and Toronto, Ontario, Canada, from 2005 until February 2009.

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

Based solely upon a review of Forms 3, 4, and 5 and amendments thereto filed with the Securities and Exchange Commission during or respecting the last fiscal year ended December 31, 2015, no person that, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of our equity securities, or known to be subject to Section 16 of the Exchange Act, failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act.

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

Audit Committee Financial Expert

We do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(D)(5) of Regulation S-K, nor do we have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our directors do not believe that it is necessary to have an audit committee because management believes that the board of directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

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

To date, we have not held an annual meeting of our stockholders since our inception. We plan to host our first annual meeting of stockholders during the second quarter of 2016.

ITEM 11. EXECUTIVE COMPENSATION

2015 Summary Compensation Table

The following table sets forth, for each of our last two completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer during the preceding fiscal year, our two most highly compensated other executive officers who were serving in such capacities as of the end of the preceding fiscal year, and each of our two other highest compensated executive officers earning more than $100,000 during the last fiscal year ("Named Executive Officers"):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Warrant Awards	Non Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)(1)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)	(j)
Michael A. Tew(2)	2015	$70,000	--	--	--	$612,500	--	--	$4,012	$74,012
Chief Executive Officer
Chief Financial Officer

Brandon C. Jennewine(3)	2015	$85,577	--	--	--	$175,000	--	--	$3,519	$89,096
Chief Operations Officer	2014	28,077	--	--	--		--	--	--	28,077

(1)	Comprised of health insurance premiums.
(2)	Mr. Tew became our chief executive officer on July 1, 2015.
(3)	Mr. Jennewine was our chief executive officer from August 2014 to July 1, 2015.

Stock Option Plan

We have not adopted a stock option plan.

Employment Agreements

On July 10, 2015, we entered into a one-year employment agreement effective July 1, 2015, with Michael A. Tew, our chief executive officer, chief financial officer, and a director. Under the agreement, we pay Mr. Tew a base salary of $168,000 for the initial one-year term, plus a bonus as determined by our board of directors, and provide medical insurance benefits. On December 31, 2015, Mr. Tew's employment agreement was amended to cancel the stock grants that were issued under his employment agreement, and in exchange therefor, we granted to Mr. Tew warrants to purchase 3,000,000 shares of our common stock, of which a warrant to purchase 1,500,000 shares was immediately exercisable and a warrant to purchase 1,500,000 shares becomes exercisable quarterly in 250,000 increments over six quarters commencing in December 2015.

On March 22, 2016, Mr. Jennewine resigned as our chief technology officer, but continues to serve as chairman of our board of directors.

We reimburse employees for their out-of-pocket costs in connection with their activities on our behalf.

Director Compensation

We currently do not have compensation agreements with any of our directors who are not employees; however:

•	On December 24, 2015, we issued to David H. Wollins a warrant to purchase 150,000 shares of our common stock at $0.05 per share, vesting in equal amounts over four quarters, commencing March 31, 2016. Mr. Wollins is also a director of MHB, Inc. On March 22, 2016, Mr. Wollins resigned from our board of directors. We are currently in the process of filling his vacancy and under our exchange agreement with MHB, it has the right to nominate one member of our board.

•	On December 24, 2015, we issued to Daniel J. Rogers a warrant to purchase 250,000 shares of our common stock at $0.05 per share as director compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 11, 2016, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers and directors; and (iii) our directors and Named Executive Officers as a group, based on 21,427,132 shares of common stock outstanding. Except as otherwise indicated, each stockholder listed below has sole voting and investment power over the shares beneficially owned:

Name and Address of Beneficial Owner(1)(2)	Nature of Ownership	Amount	Percent(3)

Principal Stockholder:
MHB, Inc.(4)	Common Stock	2,223,439	10.4%

F-squared Enterprises, LLC(4)	Common Stock	1,515,000	7.1
	Warrants	500,000	2.3
		2,015,000	9.2

Directors:
Brandon C. Jennewine(4)	Common Stock	1,515,000	7.1
	Warrants	500,000	2.3
		2,015,000	9.2

Daniel J. Rogers	Common Stock	700,440	3.3
	Warrants	250,000	1.2
		950,440	4.4

Michael A. Tew(5)	Warrants	3,000,000	12.3

All Executive Officers and Directors	Common Stock	2,215,440	10.3
as a Group (3 persons)	Warrants	3,750,000	14.9
		5,965,440	23.7%
______________________

* Less than 1%.
(1)	All ownership is direct unless otherwise indicated.
(2)	Address for all stockholders is 1350 17th Street, Suite 150, Denver, CO 80202, except MHB, Inc., whose address is MHB, Inc., Attn: Arnold Jay Boisdrenghien, 5910 S. University Blvd, C-18 Unit 165, Littleton, CO 80121.
(3)	Calculations of total percentages of ownership outstanding for each person or group assume the exercise of all derivative securities owned by the individual or group to which the percentage relates, pursuant to Rule 13d-3(d)(1)(i).
(4)	These shares are beneficially owned by Brandon C. Jennewine since he is the owner of F-squared Enterprises, LLC, which directly owns the shares.
(5)	Consists of warrants to purchase 3,000,000 shares, of which 1,500,000 became exercisable immediately and 1,500,000 become exercisable in six quarterly installments of 250,000 each, commencing March 31, 2016.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Unless otherwise indicated, the terms of the following transactions between related parties were not determined as a result of arm's-length negotiations.

During the year ended December 31, 2014, we received information technology consulting services from Tribal Knowledge Health LLC (TK Health). TK Health is owned by Brandon Jennewine, who served as our president, chief executive officer, and a director at the time of the services. We paid TK Health a total of $22,512 in 2014 for its information technology services.

As of December 31, 2014, we owed $1,320 for cash advances to the former president of our predecessor, Thermal Tennis. The advance was due on demand and non-interest-bearing. The advance was paid during the three months ended March 31, 2015.

Effective July 1, 2015, we hired Michael A. Tew as our new chief executive officer, secretary, and interim chief financial officer. Mr. Tew was also appointed to serve as a member of our board of directors. On March 23, 2016 the company amended Mr. Tew's employment agreement allowing him to engage in third-party business until such time as the Corporation becomes current on its obligations to pay Mr. Tew the base salaries under his employment agreement.

Effective July 1, 2015, Brandon C. Jennewine resigned as our chief executive officer and was hired to serve as our chief technical officer and chief operations officer. He resigned from these positions on March 22, 2016, and will continue to be the chairman of our board of directors.

Effective July 1, 2015, Daniel J. Rogers resigned as our chief financial officer, secretary, and treasurer. Mr. Rogers continues to serve on our board of directors.

On November 10, 2015, we agreed to issue 10 million shares of our common stock for 10 million shares of MHB, Inc. common stock, equivalent to approximately 49% of its outstanding common stock after the transaction. Mile High Brands is a lifestyle branding agency focused on the regulated cannabis industry. Mile High Brands' clients include celebrities and product companies that wish to access the rapidly growing cannabis marketplace. In addition to the share exchange, we also agreed to form a new joint venture of which we shall own 51% and have control. The joint venture will include new business initiatives as determined by both parties. We expect to organize the joint venture during the first quarter of 2016. In connection with the exchange David H. Wollins, a founding member and director of Mile High Brands, became a member of our board of directors and Michael A. Tew became a member of the board of directors of Mile High Brands. However, Mr. Wollins resigned from our board of directors on March 22, 2016.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For our fiscal year ended December 31, 2015, we incurred fees of $39,400 for professional services rendered for the audit and reviews of our consolidated financial statements. For our fiscal year ended December 31, 2014, we incurred fees of $36,400 for professional services rendered for the audit and reviews of our consolidated financial statements.

Audit Related Fees

For our fiscal years ended December 31, 2015 and 2014, we did not incur any audit-related fees.

Tax Fees

For our fiscal years ended December 31, 2015 and 2014, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2015 and 2014.

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

Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, which historically have been provided to us by the independent registered public accounting firm and are consistent with the Securities and Exchange Commission's rules on auditor independence. The board of directors preapproves specified audit-related services within preapproved fee levels. All other audit-related services must be preapproved by the board of directors.

Tax Services. The board of directors preapproves specified tax services that it believes would not impair the independence of the independent registered public accounting firm and that are consistent with Securities and Exchange Commission's rules and guidance. The board of directors must specifically approve all other tax services.

All Other Services. Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related, and tax services categories. The board of directors preapproves specified other services that do not fall within any of the specified prohibited categories of services.

Procedures. All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the board of directors and the Chief Financial Officer. The Chief Financial Officer authorizes services that have been preapproved by the board of directors. The Chief Financial Officer submits requests or applications to provide services that have not been preapproved by board of directors, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the Securities and Exchange Commission's rules on auditor independence, to board of directors for approval.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report or incorporated herein by reference.

1.	Financial Statements. See the following beginning at page F-1:

Page

Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-3
Balance Sheets as of December 31, 2015 and 2014	F-4
Statements of Operations for the Years Ended
December 31, 2015 and 2014	F-5
Statements of Cash Flows for the Years Ended
December 31, 2015 and 2014	F-6
Statement of Stockholders' Equity for the Years
Ended December 31, 2015 and 2014	F-7
Notes to the Financial Statements	F-8

2.	Supplemental Schedules. The supplemental schedules have been omitted because they are not applicable or the required information is otherwise included in the accompanying consolidated financial statements and the notes thereto.

3.	Exhibits. The following exhibits are included as part of this report:

Exhibit Number*	Title of Document	Location

Item 2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.01	Agreement and Plan of Merger	Incorporated by reference from the Current Report on Form 8-K/A filed August 28, 2014

Item 3	Articles of Incorporation and Bylaws
3.01	Amended and Restated Articles of Incorporation, filed November 12, 2014	Incorporated by reference from a Current Report on Form 8-K filed November 12, 2014

3.02	Bylaws	Incorporated by reference from the Registration Statement on Form S‑1 filed May 13, 2008

Item 4	Instruments Defining the Rights of Security Holders, including indentures
4.01	Specimen Common Stock Certificate of Registrant	Incorporated by reference from the Registration Statement on Form S‑1 filed May 13, 2008

Item 10	Material Contracts
10.05	License Agreement between Loyl.Me LLC and CannaSys, LLC dated February 9, 2015	Incorporated by reference from the Current Report on Form 8-K filed February 12, 2015

Exhibit Number*	Title of Document	Location

10.06	License Agreement between Loyl.Me LLC and CannaSys, LLC dated February 12, 2015	Incorporated by reference from the Current Report on Form 8-K filed February 12, 2015

10.08	Revised employment letter agreement of Dan Rogers dated January 30, 2015**	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2014, filed March 30, 2015

10.09	Employment Agreement between CannaSys, Inc. and Michael A. Tew (executive), effective July 1, 2015**	Incorporated by reference from the Current Report on Form 8-K filed July 15, 2015

10.11	Grant of Restricted Stock between CannaSys, Inc. and Michael A. Tew, effective July 1, 2015**	Incorporated by reference from the Current Report on Form 8-K filed July 15, 2015

10.12	Grant of Restricted Stock between CannaSys, Inc. and Brandon C. Jennewine, effective July 1, 2015**	Incorporated by reference from the Current Report on Form 8-K filed July 15, 2015

10.13	Securities Purchase Agreement between CannaSys, LLC and EMA Financial, LLC dated October 14, 2015	Incorporated by reference from the Current Report on Form 8-K filed October 23, 2015

10.14	10% Convertible Note between CannaSys, Inc. and EMA Financial, LLC dated October 14, 2015	Incorporated by reference from the Current Report on Form 8-K filed October 23, 2015

10.15	Share Exchange Agreement between MHB, Inc. and CannaSys, LLC, including Exhibit A-Gross Revenue Assignment, dated November 3, 2015	Incorporated by reference from the Current Report on Form 8-K/A filed November 17, 2015

10.16	Marketing and Alliance Agreement between Green Capital Ventures, Inc. and CannaSys, Inc., dated as of November 11, 2015, including exhibits	Incorporated by reference from the Current Report on Form 8-K filed November 23, 2015

10.17	10% Convertible Note between CannaSys, Inc. and Tangiers Investment Group, LLC, dated November 18, 2015	Incorporated by reference from the Current Report on Form 8-K filed November 24, 2015

10.18	10% Convertible Note between CannaSys, Inc. and Auctus Fund, LLC, dated December 3, 2015	Incorporated by reference from the Current Report on Form 8-K filed December 9, 2015

Exhibit Number*	Title of Document	Location

10.19	Securities Purchase Agreement between CannaSys, Inc. and Auctus Fund, LLC, dated December 3, 2015	Incorporated by reference from the Current Report on Form 8-K filed December 9, 2015

10.20	12% Convertible Note between CannaSys, Inc. and Kodiak Investment Group, LLC, dated November 30, 2015	Incorporated by reference from the Current Report on Form 8-K filed December 22, 2015

10.21	Equity Purchase Agreement between CannaSys, Inc. and Kodiak Investment Group, LLC, dated December 15, 2015	Incorporated by reference from the Current Report on Form 8-K filed December 22, 2015

10.22	Registration Rights Agreement between CannaSys, Inc. and Kodiak Investment Group, LLC, dated December 15, 2015	Incorporated by reference from the Current Report on Form 8-K filed December 22, 2015

10.23	Convertible Promissory Note due July 15, 2016	Incorporated by reference from the Current Report on Form 8-K filed December 22, 2015

10.24	Technology Services Agreement between CannaSys, Inc. and National Concessions Group, Inc., dated December 20, 2015, including exhibits	Incorporated by reference from the Current Report on Form 8-K filed December 23, 2015

10.25	Consulting Agreement between CannaSys, Inc. and National Concessions Group, Inc., dated December 20, 2015, including Warrant	Incorporated by reference from the Current Report on Form 8-K filed December 23, 2015

10.26	Asset Purchase Agreement between CannaSys, Inc. and Luvbuds, LLC, and Brett Harris, entered December 17, 2015	Incorporated by reference from the Registration Statement on Form S‑1 filed February 2, 2016

10.27	Bill of Sale, Assignment, and Assumption Agreement between CannaSys, Inc. and Luvbuds, LLC, dated December 17, 2015	Incorporated by reference from the Registration Statement on Form S‑1 filed February 2, 2016

10.28	Amendment No. 1 to Employment Agreement between CannaSys, Inc. and Michael A. Tew, effective December 24, 2015**	Incorporated by reference from the Current Report on Form 8-K filed January 6, 2016

10.29	Amendment No. 1 to Employment Agreement between CannaSys, Inc. and Brandon C. Jennewine, effective December 24, 2015**	Incorporated by reference from the Current Report on Form 8-K filed January 6, 2016

10.30	CannaSys, Inc. Warrant for the Purchase of 1,500,000 Shares of Common Stock, Par Value $0.001, issued to Michael A. Tew, effective December 24, 2015**	Incorporated by reference from the Current Report on Form 8-K filed January 6, 2016

Exhibit Number*	Title of Document	Location

10.31	CannaSys, Inc. Warrant for the Purchase of 1,500,000 Shares of Common Stock, Par Value $0.001, issued to Michael A. Tew, effective December 24, 2015**	Incorporated by reference from the Current Report on Form 8-K filed January 6, 2016

10.32	CannaSys, Inc. Warrant for the Purchase of 500,000 Shares of Common Stock, Par Value $0.001, issued to Brandon Jennewine, effective December 24, 2015**	Incorporated by reference from the Current Report on Form 8-K filed January 6, 2016

10.33	CannaSys, Inc. Warrant for the Purchase of 250,000 Shares of Common Stock, Par Value $0.001, issued to Daniel J. Rogers, effective December 24, 2015**	Incorporated by reference from the Current Report on Form 8-K filed January 6, 2016

10.34	CannaSys, Inc. Warrant for the Purchase of 150,000 Shares of Common Stock, Par Value $0.001, issued to David H. Wollins, effective December 24, 2015**	Incorporated by reference from the Current Report on Form 8-K filed January 6, 2016

10.35	Amendment to 10% Convertible Note and Securities Purchase Agreement dated February 9, 2016	Incorporated by reference from the Current Report on Form 8-K filed February 12, 2016

10.36	Securities Purchase Agreement between CannaSys, Inc., and Kodiak Capital Group, LLC, dated March 18, 2016, including exhibits	Incorporated by reference from the Current Report on Form 8-K filed March 25, 2016

10.37
Agreement of Termination, Compromise, Settlement and Mutual Release of Claims among CannaSys, Inc., Luvbuds, LLC, Brett Harris, and Tag Distributing LLC, doing business as Consigliere Inc. effective March 31, 2016
Incorporated by reference from the Current Report on Form 8-K filed April 5, 2016

Item 14	Code of Ethics
14.01	Code of Ethics	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2008, filed March 30, 2009

Item 16	Letter re Change in Certifying Accountant
16.01	Letter from HJ & Associates to Securities and Exchange Commission regarding change in certifying accountant dated April 8, 2015	Incorporated by reference from the Current Report on Form 8-K filed April 8, 2015

Item 21	Subsidiaries of the Registrant
21.01	Schedule of Subsidiaries	This filing.

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101	Interactive Data Files***
101.INS	XBRL Instance Document	This filing.

101.SCH	XBRL Taxonomy Extension Schema	This filing.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing.
_______________________
*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.
**	Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit, as required by Item 15(a)(3) of Form 10-K.
***	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANNASYS, INC. (Registrant)

Dated: April 14, 2016	By:	/s/ Michael A. Tew
Michael A. Tew
Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Michael A. Tew
Dated: April 14, 2016	Michael A. Tew, Director
Chief Executive Officer and
Chief Financial Officer

/s/ Brandon C. Jennewine
Dated: April 14, 2016	Brandon C. Jennewine, Director

/s/ Daniel J. Rogers
Dated: April 14, 2016	Daniel J. Rogers, Director

CANNASYS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CannaSys, Inc.:

We have audited the accompanying balance sheet of CannaSys, Inc. ("the Company") as of December 31, 2015 and the related statement of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of CannaSys, Inc., as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC
B F Borgers CPA PC
Lakewood, CO
April 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CannaSys, Inc.

We have audited the accompanying consolidated balance sheet of CannaSys, Inc. and subsidiaries as of December 31, 2014 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, UT
 March 30, 2015

CANNASYS, INC. Balance Sheets

	December 31,
	2015	2014
Assets

Current Assets:
Cash	$7,720	$525,720
Accounts receivable	4,550	2,224
Prepaid expenses and other assets	-	2,828
Total Current Assets	12,270	530,772
Property & equipment, net	5,178	7,987
Software license	255,000	25,000
Available for sale securities	32,500	-
Equity investment in MHB, Inc., net of impairment of $1,846,515	1,049,475	-
Deposit	-	12,502
Total Assets	$1,354,423	$576,261

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$123,676	$21,133
Accrued expenses	51,274	54,070
Due to a related party	-	1,320
Notes payable	200,000	-
Convertible notes payable, net of discount of $122,084	152,966	-
Total Current Liabilities	527,916	76,523

Total Liabilities	527,916	76,523

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
no shares issued	-	-
Common stock, $0.001 par value, 75,000,000 shares
authorized, 21,176,045 and 11,043,755 shares issued and
outstanding, respectively	21,176	11,044
Additional paid-in capital	6,422,017	2,247,524
Accumulated deficit	(5,616,686)	(1,758,830)
Total Stockholders' Equity	826,507	499,738

Total Liabilities and Stockholders' Equity	$1,354,423	$576,261

The accompanying notes are an integral part of these financial statements.

CANNASYS, INC. Statements of Operations

	For the Years Ended December 31,
	2015	2014
Sales revenue	$119,325	$6,538
Cost of goods sold	47,823	12,006
Gross Margin	71,502	(5,468)

Operating Expenses:
Stock based compensation expense	904,125	1,012,500
Professional fees	207,892	130,642
Salary and wages expense	491,223	274,057
General and administrative	231,033	303,670
Total Operating Expenses	1,834,273	1,720,869

Loss from Operations	(1,762,771)	(1,726,337)

Other Expense:
Interest expense	(6,344)	-
Interest expense – debt discount and loan financing fees	(85,250)	-
Impairment loss on investment	(1,846,515)	-
Loss on issuance of convertible debt	(152,966)	-
Loss on investment	(4,010)	-
Total Other Expense	(2,095,085)	-

Loss before provision for income taxes	(3,857,856)	(1,726,337)
Provision for income taxes	-	-

Net loss	$(3,857,856)	$(1,726,337)

Basic and diluted loss per common share	$(0.31)	$(0.24)

Weighted average number of common shares outstanding	12,563,717	7,282,387

The accompanying notes are an integral part of these financial statements.

CANNASYS, INC. Statements of Stockholders' Equity

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2013	3,960,000	$3,960	$106,028	$(32,493)	$77,495

Issuance of common stock for cash	3,685,667	3,686	1,083,714	-	1,087,400

Issuance of common stock for compensation	675,000	675	1,011,825	-	1,012,500

Merger acquisition	2,723,088	2,723	45,957	-	48,680

Net loss for the year ended December 31, 2014	-	-	-	(1,726,337)	(1,726,337)

Balance, December 31, 2014	11,043,755	11,044	2,247,524	(1,758,830)	499,738

Issuance of common stock for licensing	132,290	132	108,118	-	108,250

Issuance of common stock for investment	10,000,000	10,000	2,890,000	-	2,900,000

Issuance of warrants	-	-	904,125	-	904,125

Beneficial conversion feature on convertible debt	-	-	272,250	-	272,250

Net loss for the year ended December 31, 2015	-	-	-	(3,857,856)	(3,857,856)

Balance, December 31, 2015	21,176,045	$21,176	$6,422,017	$(5,616,686)	$826,507

The accompanying notes are an integral part of these financial statements.

CANNASYS, INC.
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2015	2014
Cash flow from operating activities
Net loss	$(3,857,856)	$(1,726,337)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	2,810	416
Stock-based compensation	904,125	1,012,500
Amortization of debt discount	85,250	-
Impairment loss on investment	1,846,515	-
Loss on issuance of convertible debt	152,966	-
Loss on investment	4,010	-
Change in operating assets and liabilities:
Accounts receivable	(2,326)	(2,224)
Prepaids	2,828	(1,143)
Other assets	12,502	(37,502)
Related-party payable	(1,320)	1,320
Accounts payable	102,542	25,414
Accrued expenses	(2,796)	50,171
Net cash used in operating activities	(750,750)	(677,385)

Cash flows (used in) provided by investing activities:
Purchase of property and equipment	-	(8,403)
Purchase of software license	(121,750)	-
Purchase of available for sale securities	(32,500)	-
Cash acquired in merger with Thermal Tennis	-	35,719
Net cash (used in) provided by investing activities	(154,250)	27,316

Cash flows from financing activities:
Proceeds from the sales of common stock	-	1,087,400
Proceeds from notes payable	387,000	-
Net cash provided by financing activities	387,000	1,087,400

Net increase (decrease) in cash	(518,000)	437,331
Cash at beginning of the year	525,720	88,389
Cash at end of the year	$7,720	$525,720

Supplemental Disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-
Supplemental disclosure of non-cash activities
Common stock issued for software license	$108,250	$-
Common stock issued for investment	$2,900,000	$-
Issuance of convertible notes payable	$272,250	$-

The accompanying notes are an integral part of these financial statements.

CANNASYS, INC. AND SUBSIDIARIES
Notes to the Financial Statements
December 31, 2015

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization
We were organized as a Nevada corporation on August 25, 1999. On August 15, 2014, we entered into an Agreement and Plan of Merger to combine our business and activities with CannaSys, Inc., a privately held Colorado corporation focused on providing services to the cannabis industry ("CannaSys-Colorado"), into a single entity (the "Merger"). CannaSys-Colorado was originally formed on October 4, 2013, as a limited liability company, and converted to a corporation on June 26, 2014. Under the terms of the merger agreement, our wholly owned subsidiary formed to effectuate the Merger was merged with and into CannaSys-Colorado, the surviving entity, which then became our wholly owned subsidiary.

Due to the CannaSys-Colorado shareholders controlling us after the Merger, CannaSys-Colorado was considered the accounting acquirer. The transaction was therefore recognized as a reverse acquisition of us by CannaSys-Colorado. The accompanying condensed consolidated financial statements are those of CannaSys-Colorado for all periods prior to the Merger.

In connection with the closing of the Merger and after meeting the requirements of the Securities Exchange Act of 1934, as amended ("Exchange Act"), on November 12, 2014, we filed amended and restated articles of incorporation with the Nevada Secretary of State that: (i) changed our name to CannaSys, Inc.; (ii) increased our authorized capital stock to 80,000,000 shares, consisting of 75,000,000 shares of common stock and 5,000,000 shares of preferred stock; (iii) authorized 5,000,000 shares of preferred stock; and (iv) made other modernizing, nonmaterial changes to our articles of incorporation. Changing our corporate name to CannaSys, Inc. was a condition to the Merger transaction. The name change better reflects the nature of our principal business operations and it became effective in the OTC market on December 2, 2014, when FINRA announced the name change. We have also received a new CUSIP number and our trading symbol was changed to "MJTK."

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

Our business consists of four products currently in the marketplace—BumpUp Rewards, BumpUp Rewards White Label, CannaLIMS, and MHB, Inc. Branded Products—that together serve the entire cannabis industry from grower-wholesaler to end-user.

We developed BumpUp Rewards as an affiliate-based membership rewards loyalty program designed specifically for the cannabis industry. An early version of BumpUp Rewards was introduced into the market as CannaCash in July 2014. The BumpUp Rewards application is free for customers and an efficient use of marketing dollars for dispensaries and providers. The BumpUp Rewards application allows for strong social media ties and an electronic solution for providing gifts, points, and discounts to friends and family. BumpUp Rewards includes an internal control mechanism designed to comply with the regulatory requirements applicable to individual retail outlets and customers based on applicable state licensing information and customers' locations.

For retail establishments, BumpUp Rewards offers the ability to gain new customers through gifts, retain customers through the affiliate and store-specific points program, and tailor specials and free advertising via the BumpUp Rewards program to an increasingly significant customer marketplace.

On December 22, 2015, we entered into a joint software development and marketing agreement with National Concessions Group, Inc., the organization responsible for marketing and branding a cannabis product brand called O.penVAPE. We are jointly developing and marketing an advanced, white-label version of our BumpUp Rewards application with functionality intended to incentivize product and corporate sales organizations through a proprietary points system. We are exploring the patentability of this product in collaboration with National Concessions Group.

CannaLIMS is a laboratory management information system product focused solely on the cannabis marketplace. Cannabis laboratories have multiple state and local level regulatory reporting requirements. We license our CannaLIMS system to customers, who access the software through web browsers and mobile applications, for recurring license fees. We have currently launched this product into the market and have secured new recurring revenue clientele. As with other software products we license, we are continuously making product improvements that we provide to existing users and new customers and are actively marketing in the laboratory sector of the industry.

On November 10, 2015, we acquired a 49% interest and a 10% gross revenue share in MHB, Inc., a Colorado corporation doing business as Mile High Brands. Mile High Brands is a licensing and distribution company doing business in the regulated cannabis industry. Under the share exchange agreement, we acquired 10,000,000 shares of Mile High Brands in exchange for 10,000,000 shares of our common stock. Mile High Brands contracts with celebrity brands and organizations and creates licensing opportunities for us through this relationship. We currently have a number of product licensing and distribution opportunities in partnership with Mile High Brands and expect to expand that portfolio in the future.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Cash and Cash Equivalents
We maintain our cash balance at a financial institution located in Colorado. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000. As of December 31, 2015 and 2014, we had a cash balance of $7,720 and $525,720, respectively. We had an uninsured balance of $275,750 at December 31, 2014. We have not experienced any losses in such accounts, and management believes it is not exposed to any significant credit risk on cash.

Accounts Receivable
Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value. The need for an allowance for uncollectible amounts is evaluated quarterly. We have not deemed it necessary to establish an allowance for doubtful accounts as of December 31, 2015 and 2014.

Reclassifications
Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the year ended December 31, 2015.

Fair Value of Financial Instruments
We follow paragraph 825-10-50-10 of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB ASC to measure the fair value of our financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value U.S. GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by paragraph 820-10-35-37 are described below:

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of our financial assets and liabilities, such as cash, prepaid expenses, and accrued expenses, approximate their fair value because of the short maturity of those instruments. Our notes payable approximate the fair value of such instruments based upon management's best estimate of interest rates that would be available to us for similar financial arrangements at December 31, 2015.

Fixed Assets
Fixed assets are carried at the lower of cost or net realizable value. Normal maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of three years.

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

Earnings (Loss) per Common Share
Net income (loss) per common share is computed pursuant to paragraph ASC 260-10-45. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that we incorporated as of the beginning of the first period presented.

Our diluted loss per share is the same as the basic loss per share for the years ended December 31, 2015 and 2014, as the inclusion of any potential shares would have had an anti-dilutive effect due to our generating a loss.

Stock-based Compensation
We account for equity-based transactions with nonemployees under the provisions of ASC Topic No. 505-50, Equity-Based Payments to Non-Employees. ASC 505-50 establishes that equity-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

We account for employee stock-based compensation in accordance with the guidance of FASB ASC Topic No. 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

Valuation of Intangibles and Long-Lived Assets
We test intangibles and long-lived assets for recoverability when changes in circumstances indicate the carrying value may not be recoverable, for example, when there are material adverse changes in projected revenues or expenses, significant underperformance relative to historical or projected operating results, and significant negative industry or economic trends. We evaluate recoverability of an asset by comparing its carrying value to the future net undiscounted cash flows that we expect will be generated by the asset. If the comparison indicates that the carrying value of an asset is not recoverable, we recognize an impairment loss for the excess of carrying value over the estimated fair value.

Income Taxes
We follow paragraph 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

We adopted paragraph 740-10-25 of the FASB ASC with regards to uncertainty income taxes. Paragraph 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under paragraph 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Paragraph 740-10-25 also provides guidance on derecognition, classification, interest, penalties on income taxes, and accounting in interim periods and requires increased disclosures. We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25.

Recently Issued Accounting Pronouncements
In August 2014, the FASB issued Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Currently, there is no guidance in U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. The amendments in this update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments: (1) provide a definition of the term substantial doubt; (2) require an evaluation every reporting period including interim periods; (3) provide principles for considering the mitigating effect of management's plans; (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans; (5) require an express statement and other disclosures when substantial doubt is not alleviated; and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.

We have implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, we have an accumulated deficit of $5,616,686 at December 31, 2015, had a net loss of $3,857,856, and used net cash of $750,750 in operating activities for year ended December 31, 2015. This raises substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

While we are attempting to increase operations and revenues, our cash position may not be significant enough to support our daily operations. Management intends to raise additional funds by way of debt and equity financing. Management believes that the actions presently being taken to further implement our business plan and generate increased revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of our strategy to generate increased revenues and in our ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate increased revenues. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

Furniture, fixtures, and equipment, stated at cost, less accumulated depreciation consisted of the following at December 31:

	2015	2014
Furniture, fixtures, and equipment	$8,403	$8,403
Less: accumulated depreciation	(3,225)	(416)
Fixed assets, net	$5,178	$7,987

Depreciation Expense
Depreciation expense for the years ended December 31, 2015 and 2014, was $2,810 and $416, respectively.

NOTE 5 – SOFTWARE LICENSE

Effective February 12, 2015, we entered into an exclusive licensing agreement with Loyl.Me LLC, an established provider of automated marketing and customer relationship management software. The licensing agreement allows us the opportunity for perpetual and exclusive rights and ability to provide the cannabis community a convenient, cost-effective, and streamlined technology that is widely used in the non-cannabis industry. The technology is being branded as "BumpUp Rewards." The term of the agreement is perpetual; therefore, no amortization is being recognized. However, the value of the license will undergo an annual impairment test as required by ASC 350, Intangibles—Goodwill and Other. The agreement requires nine installment payments of $25,000 each to be paid with a combination of cash and stock and 8% of revenue from the use of the licensed technology. As of December 31, 2015, we have paid $255,000 in cash and stock towards the total cost of the license. At December 31, 2015, we performed an impairment analysis and determined there had been no impairment to the value of the software license as recorded on the balance sheet.

NOTE 6 – AVAILABLE FOR SALE SECURITIES

On December 10, 2015, we acquired a 1.083% interest in Duby, LLC for $32,500. Duby is a social media application focused on cannabis consumers. As part of the acquisition, Duby plans to assist in the promotion of our products and services on its platform. We purchased the interest in Duby as part of ongoing negotiations for the joint marketing and promotion of our respective products. The purchase is being accounted for according to ASC 320, Debt and Equity Securities, as available-for-sale securities and has been recorded at cost. As Duby is not a public company with active trading by which the investment could be valued at December 31, 2015, we performed an impairment analysis and determined that as of December 31, 2015, there had been no impairment to the value of the purchased interest in Duby.

NOTE 7 – INVESTMENT IN MILE HIGH BRANDS

On November 11, 2015, we entered into an agreement to exchange 10 million shares of our common stock for 10 million shares of MHB, Inc., doing business as Mile High Brands ("Mile High Brands"). The shares were valued at $0.29 per share, the closing stock price on the date of grant, for a total of $2,900,000. Through this transaction, we acquired 49% of the issued and outstanding common shares of Mile High Brands. Mile High Brands is a lifestyle branding agency focused on the regulated cannabis industry. Its clients include celebrities and product companies that wish to access the rapidly growing cannabis marketplace. The purchase is being accounted for according to ASC 320, Debt and Equity Securities, under the equity method of accounting. At December 31, 2015, we performed an impairment analysis of our investment in Mile High Brands. We utilized a perpetuity-based valuation model to determine a discounted cash flow and terminal value for Mile High Brands' business. Based on this analysis, it was determined that the value of the investment was impaired and that the current fair value is $1,049,475. We have recorded an impairment loss on investment of $1,846,515.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Lease
We currently sublease office space in Denver, Colorado. We signed a month-to-month lease starting January 1, 2016. Current lease payments are based on number of desks being occupied not to exceed $1,500 per month. The sublease required a deposit of $1,500, which was paid on January 25, 2016.

NOTE 9 – RELATED-PARTY TRANSACTIONS

As of December 31, 2014, we owed $1,320 for cash advances to the former president of Thermal Tennis. The advance was due on demand and non-interest-bearing. The advance was paid in the nine months ended September 30, 2015.

Refer to Note 12 for warrants issued.

NOTE 10 – NOTES PAYABLE IN DEFAULT

During the year ended December 31, 2015, we executed unsecured promissory notes to two accredited investors for a total of $200,000 in a private placement of our securities. The notes accrue interest at 1% per annum and are due and payable on March 1, 2016. The notes were issued in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering.

NOTE 11 – CONVERTIBLE NOTES PAYABLE

On October 14, 2015, we entered into a Securities Purchase Agreement with EMA Financial, LLC ("EMA"), and executed a 10% Convertible Note in favor of EMA in the principal amount of $28,000. EMA funded the note on October 19, 2015 (the "Closing Date") less $3,000 through an original issue discount for its due diligence and legal fees. The note is unsecured, accrues interest at 10% per annum, and is due and payable on October 14, 2016. The outstanding amount due on the note is convertible into restricted shares of our common stock at any time during the term of the note at EMA's sole discretion at the conversion price of the lower of: (i) the closing sale price of the common stock on the trading day on immediately preceding the Closing Date; and (ii) 50% of the lowest sale price for the common stock during the 25 consecutive trading days immediately preceding the conversion date. This note was amended effective November 30, 2015, increasing the interest rate to 12% and the principal due to $30,800. As of December 31, 2015, $30,800 of principal and $685 of accrued interest remain outstanding.

On November 18, 2015, we executed a 10% Convertible Promissory Note in favor of Tangiers Investment Group, LLC ("Tangiers"), in the total face value of $240,000. Tangiers funded the initial consideration of $60,000 under the note on November 18, 2015, less $10,000, which was retained by Tangiers through an original issue discount for due diligence and legal expenses related to the transaction. The note is unsecured, accrues interest at 10% per annum, and is due and payable on November 19, 2016. The outstanding amount due on the note is convertible into restricted shares of common stock after May 19, 2016, at Tangiers's sole discretion at the conversion price of 55% of the lowest sale price for the common stock during the 25 consecutive trading days immediately preceding the conversion date. As of December 31, 2015, $60,000 of principal and $723 of accrued interest remain outstanding.

On November 30, 2015, we executed a 12% Convertible Promissory Note in favor of Kodiak Capital Group, LLC ("Kodiak"), in the total face value of $50,000. Kodiak funded the initial consideration of $35,000 under the note on November 30, 2015, less $15,000, which was retained by Kodiak through an original issue discount for due diligence and legal expenses related to the transaction. The note is unsecured, accrues interest at 12% per annum, and is due and payable on December 1, 2016. The outstanding amount due on the note is immediately convertible into restricted shares of our common stock, at Kodiak's sole discretion, at the lower of the closing bid price on the principal market on the trading day preceding the note date or 50% of the lowest closing bid price for the common stock during the 30 consecutive trading days immediately preceding the conversion date, with some exceptions. As of December 31, 2015, $50,000 of principal and $526 of accrued interest remain outstanding.

On December 3, 2015, we entered into a Securities Purchase Agreement with Auctus Fund, LLC ("Auctus"), and executed a 10% Convertible Promissory Note in favor of Auctus, in the principal amount of $49,250. Auctus funded the consideration of $44,000 under the note on December 3, 2015, less $5,250, which was retained by Auctus through an original issue discount for due diligence and legal expenses related to the transaction. The note is unsecured, accrues interest at 10% per annum, and is due and payable on September 3, 2016. The outstanding amount due on the note is convertible into restricted shares of our common stock after December 3, 2015, at Auctus's sole discretion, at the conversion price of 55% of the lowest sale price for the common stock during the 25 consecutive trading days immediately preceding the conversion date. As of December 31, 2015, $49,250 of principal and $391 of accrued interest remain outstanding.

On December 15, 2015, we entered into the Equity Purchase Agreement with Kodiak (the "EPA") that provides the terms and conditions for Kodiak's purchase of up to $1,000,000 of our common stock. Pursuant to the EPA, we also entered into a Registration Rights Agreement and Convertible Promissory Note due July 15, 2016, in the principal amount of $50,000 that represents the commitment fee paid to Kodiak under the EPA. The convertible note may be converted into restricted shares of our common stock at any time after May 15, 2016, at a conversion price equal to 50% of the lowest closing bid price for the common stock for the 30 trading dates ending on the trading day immediately before the relevant conversion date. Under the Registration Rights Agreement, we were required to file an S-1 registration statement within 30 days of the closing date to register the shares of common stock to be purchased by Kodiak under the EPA. Kodiak extended the date for filing this registration statement until February 1, 2016. As of December 31, 2015, $50,000 of principal remain outstanding.

On December 16, 2015, we entered into a Securities Purchase Agreement with Adar Bays, LLC, relating to the issuance and sale of two 8% convertible notes in the aggregate principal amount of $70,000 (each in the principal amount of $35,000), both of which are convertible into shares of our common stock, upon the terms and subject to the limitations and conditions set forth in the notes. The first $35,000 was funded on December 10, 2015, less $2,000, which was retained by Adar through an original issue discount for due diligence and legal expenses related to the transaction. The note is unsecured, accrues interest at 8% per annum, and is due and payable on December 10, 2016. The outstanding amount due on the note is convertible into restricted shares of common stock after June 10, 2016, at Adar's sole discretion, at the conversion price of 50% of the lowest sale price for the common stock during the 25 consecutive trading days immediately preceding the conversion date. We have no obligation to have the second note funded. As of December 31, 2015, $35,000 of principal and $169 of accrued interest remain outstanding.

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Principal Balance Outstanding 12/31/2015
EMA Financial, LLC	10/14/2015	10/14/2016	10%	$30,800
Tangiers Investment Group, LLC	11/18/2015	11/19/2016	10	60,000
Kodiak Capital	11/30/2015	12/01/2016	12	50,000
Auctus Fund, LLC	12/03/2015	09/03/2016	10	49,250
Adar Bays, LLC	12/10/2015	12/10/2016	8	35,000
Kodiak Capital	12/15/2015	07/15/2016	8	50,000
				$275,050

Note Holder	Initial Valuation	Current Remaining Debt Discount to Amortize over Five Remaining Months	Interest Expense Recognized for Immediately Convertible Notes and One Month of Amortization	Balance 12/31/2015
EMA Financial, LLC	$30,800	$-	$30,800	$30,800
Tangiers Investment Group, LLC	60,000	(45,000)	15,000	15,000
Kodiak Capital	50,000	-	50,000	50,000
Auctus Fund, LLC	49,250	-	49,250	49,250
Adar Bays, LLC	35,000	(32,084)	2,916	2,916
Kodiak Capital	50,000	(45,000)	5,000	5,000
	$275,050	$122,084	$152,966	$152,966

NOTE 12 – STOCK WARRANTS

The warrants issued by us are classified as equity. The fair value of the warrants calculated at the time of vesting was recorded as an increase to additional paid-in-capital.

Pursuant to the terms of a consulting agreement with National Concessions Group, Inc., we granted warrants to purchase 300,000 shares of common stock. The warrants vest equally over six quarters. As of December 31, 2015, 50,000 of the warrants have vested. The aggregate fair value of the vested warrants totaled $16,000 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $0.05, stock price of $0.32, 0.8% risk free rate, 848.1% volatility, and expected life of the warrants of 1.4 years.

On December 24, 2015, we granted to Michael Tew, our chief executive officer, warrants to purchase 3,000,000 shares of common stock. As of December 31, 2015, 1,750,000 of the warrants have vested. The aggregate fair value of the vested warrants totaled $612,500 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $0.05, stock price of $0.35, 1.33% risk free rate, 842% volatility, and expected life of the warrants of three years.

On December 24, 2015, we granted to Brandon Jennewine, our director, warrants to purchase 500,000 shares of common stock. The warrants were vested immediately upon grant. The aggregate fair value of the vested warrants totaled $175,000 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $0.05, stock price of $0.35, 1.33% risk free rate, 842% volatility, and expected life of the warrants of three years.

On December 24, 2015, we granted to a consultant warrants to purchase 250,000 shares of common stock. The warrants were vested immediately upon grant. The aggregate fair value of the vested warrants totaled $87,500 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $0.05, stock price of $0.35, 1.33% risk free rate, 842% volatility, and expected life of the warrants of three years.

On December 24, 2015, we granted to a director warrants to purchase 150,000 shares of common stock. As of December 31, 2015, 37,500 of the warrants have vested. The aggregate fair value of the vested warrants totaled $13,125 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $0.05, stock price of $0.35, 1.33% risk free rate, 842% volatility, and expected life of the warrants of three years. On March 22, 2016, we accepted the resignation of the director resulting in the cancellation of the warrant for the remaining 112,500 shares.

	Shares Available to Purchase with Warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2014	-	$-	$-

Issued	4,200,000	0.05	0.35
Exercised	-	-	-
Cancelled	(112,500)	-	-
Expired	-	-	-
Outstanding, December 31, 2015	4,087,500	$0.05	$0.35

Exercisable, December 31, 2015	4,087,500	$0.05	$0.35

Range of Exercise Prices	Number Outstanding 12/31/2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.05	4,087,500	2.9 years	$0.05

NOTE 13 – STOCKHOLDERS' EQUITY (DEFICIT)

During the year ended December 31, 2014, we sold 2,040,000 shares of common stock to B44 LLC for total cash proceeds of $200,000.

During the year ended December 31, 2014, we issued 675,000 shares of common stock for compensation of $1,012,500.

During the year ended December 31, 2014, we issued 1,000,000 shares of common stock for total cash proceeds of $500,000.

During the year ended December 31, 2014, we issued 645,667 shares of common stock for total cash proceeds of $387,400.

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

On February 9, 2015, we authorized the issuance of 25,000 shares of common stock per the terms of the licensing agreement with Loyl.Me. The shares were valued at $2.00 per share, the closing stock price on the date of grant, for total non-cash stock compensation expense of $50,000.

On April 10, 2015, we authorized the issuance of 5,612 shares of common stock per the terms of the licensing agreement with Loyl.Me. The shares were valued at $1.47 per share, the closing stock price on the date of grant, for total non-cash stock compensation expense of $8,250.

On July 10, 2015, we authorized the issuance of 24,038 shares of common stock per the terms of the licensing agreement with Loyl.Me. The shares were valued at $1.04 per share, the closing stock price on the date of grant, for total non-cash stock compensation expense of $25,000.

On October 10, 2015, we authorized the issuance of 77,640 shares of common stock per the terms of the licensing agreement with Loyl.Me. The shares were valued at $0.322 per share, the closing stock price on the date of grant, for total non-cash stock compensation expense of $25,000.

On November 11, 2015, we entered into an agreement to exchange 10 million shares of our common stock for 10 million shares of MHB, Inc. Through this transaction, we acquired 49% of the issued and outstanding common shares of MHB, Inc. The shares were valued at $0.29 per share, the closing stock price on the date of grant, for a total of $2,900,000.

NOTE 14 – INCOME TAX

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

Net deferred tax assets consist of the following components as of December 31:

	2015	2014
Deferred Tax Assets:
NOL Carryover	$1,493,600	$188,900
Related-party accrual	-	500
Depreciation	300	1,500
Payroll accrual	6,000	-
Deferred tax liabilities:
Less valuation allowance	(1,499,900)	(190,900)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, due to the following:

	2015	2014
Book Income (loss)	$(1,504,600)	$(583,800)
Meals and entertainment	1,600	1,000
Depreciation	(300)	(1,500)
Other nondeductible expenses	77,900	394,900
Payroll accrual	6,000
Related party accruals	(500)	500
Valuation allowance	1,419,900	188,900
	$-	$-

At December 31, 2015, we had net operating loss carryforwards of approximately $2,072,000 that may be offset against future taxable income through the year 2035. No tax benefit has been reported in the December 31, 2015, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Previous to June 26, 2014, we were a limited liability company treated as a pass-through entity.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 15 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events¸ we have analyzed our operations subsequent to December 31, 2015, through the date the financial statements were available to be issued, and have determined that we do not have any material subsequent events to disclose in these financial statements other than the following.

On February 8, 2016, we granted 25,000 shares of common stock in consideration for accounting services rendered.

Subsequent to December 31, 2015, we granted to Viridian Capital Advisors, LLC warrants to purchase 250,000 shares of common stock for consideration of consulting services provided.

On January 13, 2016, we executed a promissory note for $75,000 with B44, LLC. The note is unsecured, accrues interest at 1% per annum, and is due and payable on June 30, 2016. In connection with the execution of the promissory note, we also issued warrants to purchase 225,000 shares of our common stock.

On January 14, 2016, we converted an account payable to Colonial Stock Transfer Company, Inc., in the amount of $6,605 into a convertible promissory note. The convertible note is unsecured, accrues interest at 10% per annum, and is due and payable on January 14, 2017. The outstanding amount due on the note is immediately convertible into restricted shares of our common stock, at Colonial's sole discretion, at a conversion price equal to 55% of the lowest trade price for the common stock during the 25 consecutive trading days immediately preceding the conversion date.

On January 14, 2016, we granted 50,000 shares of common stock to Convurge, LLC, the successor-in-interest to Loyl.Me LLC, in connection with an amendment to the license agreement.

On January 24, 2016, pursuant to the terms of a consulting agreement, we issued a warrant to purchase 100,000 shares of our common stock to Consigliere Inc. The warrant is fully vested with an exercise price of $0.23 per share and expires January 23, 2017.

On January 21, 2016, we issued to KiwiTech, LLC, a warrant to purchase 312,500 shares of common stock at the exercise price of $0.40 per share, with an expiration date of December 31, 2025.

On March 18, 2016, we entered into a Securities Purchase Agreement ("SPA") with Kodiak Capital Group, LLC, and executed two 12% Convertible Redeemable Promissory Notes, each in the principal amount of $50,000. On March 18, 2016, Kodiak funded the first note for $35,000, less $15,000 in due diligence costs and attorney fees, which was retained by Kodiak. Under the terms of the SPA and the second note, the second note is initially paid for by Kodiak's issuance to us of an offsetting secured note for $50,000 (the "Buyer Note"). The terms of the second note do not become effective until Kodiak funds the Buyer Note, which funding is in our sole discretion. The first note and the second note (when funded by the offsetting Buyer Note) accrue interest at the rate of 12% per annum and mature on March 18, 2017. The outstanding amounts due under the notes are immediately convertible into restricted shares of our common stock after 180 days from the issue date, at Kodiak's sole discretion, at 50% of the lowest closing bid price for the common stock during the 30 consecutive trading days immediately preceding the conversion date, with some exceptions.

On March 31, 2016, we, LuvBuds, LLC ("LuvBuds"), Brett Harris ("Harris"), and Tag Distributing LLC, doing business as Consigliere Inc. ("Consigliere"), entered into an Agreement of Termination, Compromise, Settlement and Mutual Release of Claims to resolve, compromise, settle, and dispose of and any and all disputes and claims that exist or may exist among them. The agreement, among other things: (1) terminates the Asset Purchase Agreement of December 17, 2015, among us, LuvBuds, and Harris; (2) terminates the Consulting Agreement of January, 24, 2016, between us and Consigliere; (3) confirms retention by Harris of the stock grant for 300,000 shares of our common stock; (4) confirms retention by Harris of the warrant to purchase 100,000 shares of our common stock; (5) assigns the 70% membership interest in LuvBuds from us to Harris, with Harris assuming the obligations and duties related thereto; and (6) assigns the acquired assets in LuvBuds from us to Harris. Due to termination of the agreement, there was no financial impact during the year December 31, 2015.