Form 10-Q
period 2016-03-31
CANNASYS INC
filed 2016-05-23
CIK 1417028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File No. 000-54476

CANNASYS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0367706
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1350 17th Street, Suite 150, Denver, CO  80202
(Address of principal executive offices and zip code)

(720) 420-1290
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 17, 2016, there were 21,805,465 shares of common stock, $0.001 par value, outstanding.

CANNASYS, INC.
Form 10-Q for the Three Months Ended March 31, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANNASYS, INC.
Condensed Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)
Assets

Current Assets:
Cash	$9,391	$7,720
Accounts receivable	4,600	4,550
Prepaid expenses and other assets	600	-
Total Current Assets	14,591	12,270
Property & equipment, net	4,472	5,178
Software license	255,000	255,000
Available for sale securities	32,500	32,500
Equity investment in MHB, Inc., net of impairment of $1,846,515	1,049,475	1,049,475
Deposit	1,500	-
Total Assets	$1,357,538	$1,354,423

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$139,666	$123,676
Accrued expenses	105,585	51,274
Notes payable	316,217	200,000
Convertible notes payable, net of discount of $90,417 and $122,084, respectively	241,238	152,966
Total Current Liabilities	802,706	527,916

Total Liabilities	802,706	527,916

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
no shares issued	-	-
Common stock, $0.001 par value, 75,000,000 shares
authorized, 21,789,632 and 21,176,045 shares issued and
outstanding, respectively	21,791	21,176
Additional paid-in capital	6,853,974	6,422,017
Accumulated deficit	(6,320,933)	(5,616,686)
Total Stockholders' Equity	554,832	826,507

Total Liabilities and Stockholders' Equity	$1,357,538	$1,354,423

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANNASYS, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Sales revenue	$36,162	$9,757
Cost of goods sold	24,260	364
Gross Margin	11,902	9,393

Operating Expenses:
Stock-based compensation expense	375,967	50,000
Professional fees	100,186	78,141
Salary and wages expense	89,524	126,084
General and administrative	39,375	47,291
Total Operating Expenses	605,052	301,516

Loss from Operations	(593,150)	(292,123)

Other expense:
Interest expense	(7,825)	(227)
Interest expense – debt discount and loan financing fees	(92,500)	-
Loss on issuance of convertible debt	(10,772)	-
Total other expense	(111,097)	(227)

Loss before provision for income taxes	(704,247)	(292,350)
Provision for income taxes	-	-

Net loss	$(704,247)	$(292,350)

Basic and diluted loss per common share	$(0.03)	$(0.03)

Weighted average number of common shares outstanding	21,547,659	11,057,644

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANNASYS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash flow from operating activities
Net loss	$(704,247)	$(292,350)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	706	691
Stock-based compensation	375,967	50,000
Amortization of debt discount	92,500	-
Severance expense	33,717	-
Loss on issuance of convertible debt	10,775	-
Change in operating assets and liabilities:
Accounts receivable	(50)	(3,571)
Prepaids	(600)	2,828
Other assets	(1,500)	(25,000)
Related-party payable	-	(1,320)
Accounts payable	22,592	947
Accrued expenses	54,311	(21,021)
Net cash used in operating activities	(115,829)	(288,796)

Cash flows provided by investing activities:	-	-

Cash flows from financing activities:
Proceeds from loans	117,500	-
Net cash provided by financing activities	117,500	-

Net increase (decrease)in cash	1,671	(288,796)
Cash at beginning of the period	7,720	525,720
Cash at end of the period	$9,391	$236,924

Supplemental Disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of noncash activities
Common stock issued for services	$101,875	$50,000
Issuance of convertible notes payable	$56,605	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANNASYS, INC.
Notes to the Condensed Financial Statements
March 31, 2016
(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization
We were organized as a Nevada corporation on August 25, 1999. On August 15, 2014, we entered into an Agreement and Plan of Merger to combine our business and activities with CannaSys, Inc., a privately held Colorado corporation focused on providing services to the cannabis industry ("CannaSys-Colorado") (the "Merger"). CannaSys-Colorado was originally formed on October 4, 2013, as a limited liability company, and converted to a corporation on June 26, 2014. Under the terms of the merger agreement, our wholly owned subsidiary formed to effectuate the Merger was merged with and into CannaSys-Colorado, the surviving entity, which then became our wholly owned subsidiary.

Due to the CannaSys-Colorado shareholders controlling us after the Merger, CannaSys-Colorado was considered the accounting acquirer. The transaction was therefore recognized as a reverse acquisition of us by CannaSys-Colorado. The accompanying condensed financial statements are those of CannaSys-Colorado for all periods prior to the Merger.

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

Nature of Business
We provide technology services in the ancillary space of the cannabis industry. We do not produce, sell, or handle cannabis products in any manner.

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

On December 22, 2015, we entered into a joint software development and marketing agreement with National Concessions Group, Inc., the organization responsible for marketing and branding a cannabis product brand called O.penVAPE. We are jointly developing and marketing an advanced, white-label version of our BumpUp Rewards application with functionality intended to incentivize product and corporate sales organizations through a proprietary points system. We are exploring the patentability of this product in collaboration with National Concessions Group. We expect this product to be launched in the second quarter of 2016.

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

On November 10, 2015, we acquired a 49% interest and a 10% gross revenue share in MHB, Inc., a Colorado corporation doing business as Mile High Brands ("Mile High Brands"). Mile High Brands is a licensing and distribution company doing business in the regulated cannabis industry. Under the share exchange agreement, we acquired 10,000,000 shares of Mile High Brands in exchange for 10,000,000 shares of our common stock. Mile High Brands contracts with celebrity brands and organizations and creates licensing opportunities for us through this relationship. On May 6, 2016, we announced the collaboration of O.penVAPE with Ziggy Marley to launch a branded line of vaporizer products in association with Mile High Brands. We currently have a number of product licensing and distribution opportunities in partnership with Mile High Brands and expect to expand that portfolio in the future.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Unaudited Interim Financial Information
The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements should be read in conjunction with the audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2015. The results of the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

Revenue Recognition
We follow Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605-10-S99-1, Revenue Recognition, for revenue recognition. We will recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) the product has been shipped or the services have been rendered to the customer; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

Recently Issued Accounting Pronouncements
In September 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-16, Business Combinations (Topic 805). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on our financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not anticipate the adoption of this ASU will have a significant impact on its financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in ASU No. 2016-02 supersedes the lease recognition requirements in ASC 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its financial statements.

We have reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our results of operations, financial position, and cash flows. Based on that review, these pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, we have an accumulated deficit of $6,320,933 at March 31, 2016, had a net loss of $704,247, and used cash in operating activities of $115,829. This raises substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Furniture, fixtures, and equipment, stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2016	December 31, 2015
Furniture, fixtures, and equipment	$8,403	$8,403
Less: accumulated depreciation	(3,931)	(3,225)
Fixed assets, net	$4,472	$5,178

Depreciation Expense
Depreciation expense for the three months ended March 31, 2016 and 2015, was $706 and $691, respectively.

NOTE 5 – SOFTWARE LICENSE

Effective February 12, 2015, we entered into an exclusive licensing agreement with Loyl.Me LLC, an established provider of automated marketing and customer relationship management software. The licensing agreement allows us the opportunity for perpetual and exclusive rights and ability to provide the cannabis community a convenient, cost-effective, and streamlined technology that is widely used in the non-cannabis industry. The technology is being branded as "BumpUp Rewards." The term of the agreement is perpetual; therefore, no amortization is being recognized. However, the value of the license will undergo an annual impairment test as required by ASC 350, Intangibles—Goodwill and Other. The agreement requires nine installment payments of $25,000 each to be paid with a combination of cash and stock and 8% of revenue from the use of the licensed technology. At December 31, 2015, we performed an impairment analysis and determined there had been no impairment to the value of the software license as recorded on the balance sheet. As of March 31, 2016, we have paid $255,000 in cash and stock towards the total cost of the license.

NOTE 6 – AVAILABLE-FOR-SALE SECURITIES

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

Mile High Brands was unable to provide us with the financial statements for the three months ended March 31, 2016. The impact to our financial statements for the three months ended March 31, 2016, would be immaterial. The financials will be updated as necessary for the second quarter.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Lease
We currently sublease office space in Denver, Colorado. We signed a month-to-month lease starting January 1, 2016. Current lease payments are based on number of desks being occupied not to exceed $1,500 per month. The sublease required a deposit of $1,500, which was paid on January 25, 2016.

NOTE 9 – NOTE PAYABLE

On January 13, 2016, we executed a promissory note for $75,000 with B44, LLC. The note is unsecured, accrues interest at 1% per annum, and is due and payable on June 30, 2016. In connection with the execution of the promissory note, we also issued a warrant to purchase 225,000 shares of our common stock.

On February 16, 2016, Mile High Brands advanced to us $7,500 to pay for certain operating expenses. The loan is unsecured, due on demand, and accrues interest at 10%.

NOTE 10 – NOTES PAYABLE IN DEFAULT

During the year ended December 31, 2015, we executed two unsecured promissory notes to an accredited investor for a total of $100,000 in a private placement of our securities. The notes accrue interest at 1% per annum and were due and payable on March 1, 2016. The notes were issued in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering. The notes are currently in default.

NOTE 11 – CONVERTIBLE NOTES PAYABLE

On October 14, 2015, we entered into a Securities Purchase Agreement with EMA Financial, LLC ("EMA"), and executed a 10% Convertible Note in favor of EMA in the principal amount of $28,000. EMA funded the note on October 19, 2015 (the "Closing Date") less $3,000 through an original issue discount for its due diligence and legal fees. The note is unsecured, accrues interest at 10% per annum, and is due and payable on October 14, 2016. The outstanding amount due on the note is convertible into restricted shares of our common stock at any time during the term of the note at EMA's sole discretion at the conversion price of the lower of: (i) the closing sale price of the common stock on the trading day on immediately preceding the Closing Date; and (ii) 50% of the lowest sale price for the common stock during the 25 consecutive trading days immediately preceding the conversion date. This note was amended effective November 30, 2015, increasing the interest rate to 12% and the principal due to $30,800, and again on April 27, 2016, to increase the principal balance to $33,300 and amend the calculation of the conversion price (see Note 14, Subsequent Events). As of March 31, 2016, $30,800 of principal and $1,606 of accrued interest remain outstanding.

On November 18, 2015, we executed a 10% Convertible Promissory Note in favor of Tangiers Investment Group, LLC ("Tangiers"), in the total face value of $240,000. Tangiers funded the initial consideration of $60,000 under the note on November 18, 2015, less $10,000, which was retained by Tangiers through an original issue discount for due diligence and legal expenses related to the transaction. The note is unsecured, accrues interest at 10% per annum, and is due and payable on November 19, 2016. The outstanding amount due on the note is convertible into restricted shares of common stock after May 19, 2016, at Tangiers's sole discretion at the conversion price of 55% of the lowest sale price for the common stock during the 25 consecutive trading days immediately preceding the conversion date. As of March 31, 2016, $60,000 of principal and $2,219 of accrued interest remain outstanding.

On November 30, 2015, we executed a 12% Convertible Promissory Note in favor of Kodiak Capital Group, LLC ("Kodiak"), in the total face value of $50,000. Kodiak funded the initial consideration of $35,000 under the note on November 30, 2015, less $15,000, which was retained by Kodiak through an original issue discount for due diligence and legal expenses related to the transaction. The note is unsecured, accrues interest at 12% per annum, and is due and payable on December 1, 2016. The outstanding amount due on the note is immediately convertible into restricted shares of our common stock, at Kodiak's sole discretion, at the lower of the closing bid price on the principal market on the trading day preceding the note date or 50% of the lowest closing bid price for the common stock during the 30 consecutive trading days immediately preceding the conversion date, with some exceptions. As of March 31, 2016, $50,000 of principal and $2,022 of accrued interest remain outstanding.

On December 3, 2015, we entered into a Securities Purchase Agreement with Auctus Fund, LLC ("Auctus"), and executed a 10% Convertible Promissory Note in favor of Auctus, in the principal amount of $49,250. Auctus funded the consideration of $44,000 under the note on December 3, 2015, less $5,250, which was retained by Auctus through an original issue discount for due diligence and legal expenses related to the transaction. The note is unsecured, accrues interest at 10% per annum, and is due and payable on September 3, 2016. The outstanding amount due on the note is convertible into restricted shares of our common stock after December 3, 2015, at Auctus's sole discretion, at the conversion price of 55% of the lowest sale price for the common stock during the 25 consecutive trading days immediately preceding the conversion date. As of March 31, 2016, $49,250 of principal and $1,619 of accrued interest remain outstanding.

On December 15, 2015, we entered into an Equity Purchase Agreement ("EPA") with Kodiak that provides the terms and conditions for Kodiak's purchase of up to $1,000,000 of our common stock. Pursuant to the EPA, we also entered into a Registration Rights Agreement and Convertible Promissory Note due July 15, 2016, in the principal amount of $50,000 that represents the commitment fee paid to Kodiak under the EPA. The convertible note may be converted into restricted shares of our common stock at any time after May 15, 2016, at a conversion price equal to 50% of the lowest closing bid price for the common stock for the 30 trading dates ending on the trading day immediately before the relevant conversion date. Under the Registration Rights Agreement, we were required to file an S-1 registration statement within 30 days of the closing date to register the shares of common stock to be purchased by Kodiak under the EPA. Kodiak extended the date for filing this registration statement until February 1, 2016. We filed a registration statement on Form S-1 on February 2, 2016, and we are in the process of responding to the SEC's initial comments. As of March 31, 2016, $50,000 of principal remain outstanding.

On December 16, 2015, we entered into a Securities Purchase Agreement with Adar Bays, LLC, relating to the issuance and sale of two 8% convertible notes in the aggregate principal amount of $70,000 (each in the principal amount of $35,000), both of which are convertible into shares of our common stock, upon the terms and subject to the limitations and conditions set forth in the notes. The first $35,000 was funded on December 10, 2015, less $2,000, which was retained by Adar through an original issue discount for due diligence and legal expenses related to the transaction. The note is unsecured, accrues interest at 8% per annum, and is due and payable on December 10, 2016. The outstanding amount due on the note is convertible into restricted shares of common stock after June 10, 2016, at Adar's sole discretion, at the conversion price of 50% of the lowest sale price for the common stock during the 25 consecutive trading days immediately preceding the conversion date. We have no obligation to have the second note funded. As of March 31, 2016, $35,000 of principal and $867 of accrued interest remain outstanding.

On January 14, 2016, we converted an account payable to Colonial Stock Transfer Company, Inc., in the amount of $6,605 into a convertible promissory note. The convertible note is unsecured, accrues interest at 10% per annum, and is due and payable on January 14, 2017. The outstanding amount due on the note is immediately convertible into restricted shares of our common stock, at Colonial's sole discretion, at a conversion price equal to 55% of the lowest trade price for the common stock during the 25 consecutive trading days immediately preceding the conversion date. As of March 31, 2016, $6,605 of principal and $141 of accrued interest remain outstanding.

On March 18, 2016, we entered into a Securities Purchase Agreement ("SPA") with Kodiak Capital Group, LLC, and executed two 12% Convertible Redeemable Promissory Notes, each in the principal amount of $50,000. On March 18, 2016, Kodiak funded the first note for $35,000, less $15,000 in due diligence costs and attorney fees, which was retained by Kodiak. Under the terms of the SPA and the second note, the second note is initially paid for by Kodiak's issuance to us of an offsetting secured note for $50,000 (the "Buyer Note"). The terms of the second note do not become effective until Kodiak funds the Buyer Note, which funding is in our sole discretion. The first note and the second note (when funded by the offsetting Buyer Note) accrue interest at the rate of 12% per annum and mature on March 18, 2017. The outstanding amounts due under the notes are immediately convertible into restricted shares of our common stock after 180 days from the issue date, at Kodiak's sole discretion, at 50% of the lowest closing bid price for the common stock during the 30 consecutive trading days immediately preceding the conversion date. As of March 31, 2016, $50,000 of principal and $230 of accrued interest remain outstanding.

On March 24, 2016, pursuant to the terms of an Assignment of Promissory Notes between B44, LLC and Kodiak Capital Group, LLC, B44 assigned its promissory note for $50,000 dated June 26, 2015, to Kodiak. Kodiak paid $50,000 to B44 on March 31, 2016. Final terms to the note assignment between these parties are still pending finalization.

A summary of outstanding convertible notes as of March 31, 2016 is as follows:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Principal Balance Outstanding 12/31/2015
EMA Financial, LLC	10/14/2015	10/14/2016	10%	$30,800
Tangiers Investment Group, LLC	11/18/2015	11/19/2016	10%	60,000
Kodiak Capital	11/30/2015	12/01/2016	12%	50,000
Auctus Fund, LLC	12/03/2015	09/03/2016	10%	49,250
Adar Bays, LLC	12/10/2015	12/10/2016	8%	35,000
Kodiak Capital	12/15/2015	07/15/2016	8%	50,000
Colonial Stock Transfer	01/14/2016	01/14/2017	10%	6,605
Kodiak Capital	03/18/2016	03/18/2017	12%	50,000
				$331,655

Note Holder	Initial Valuation	Current Remaining Debt Discount to Amortize over Remaining Months	Balance 12/31/2015	Interest Expense Recognized for Immediately Convertible Notes and Amortization	Balance 3/31/2016
EMA Financial, LLC	$30,800	$-	$30,800	$-	$30,800
Tangiers Investment Group, LLC	60,000	(15,000)	15,000	15,000	45,000
Kodiak Capital	50,000	-	50,000	-	50,000
Auctus Fund, LLC	49,250	-	49,250	-	49,250
Adar Bays, LLC	35,000	(14,583)	2,916	17,500	20,417
Kodiak Capital	50,000	(15,000)	5,000	30,000	35,000
Colonial Stock Transfer	6,605	-	-	-	6,605
Kodiak Capital	50,000	(45,834)	-	30,000	4,166
	$331,655	$(90,417)	$152,966	$92,500	$241,238

NOTE 12 – STOCK WARRANTS

The warrants issued by us are classified as equity. The fair value of the warrants calculated at the time of vesting was recorded as an increase to additional paid-in-capital.

On December 20, 2015, pursuant to the terms of a consulting agreement with National Concessions Group, Inc., we granted a warrant to purchase 300,000 shares of common stock. The warrant vests incrementally over six quarters. As of December 31, 2015, the warrant had vested for 50,000 shares, with an aggregate fair value of $16,000. As of March 31, 2016, the warrant vested for another 50,000 shares, with an aggregate fair value of $16,000. Aggregate fair value is based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $0.05, stock price of $0.32, 0.8% risk free rate, 848.1% volatility, and expected life of the warrant of 1.4 years.

On December 24, 2015, we granted to Michael Tew, our chief executive officer, a warrant to purchase 3,000,000 shares of common stock. As of December 31, 2015, the warrant had vested for 1,750,000 shares, with an aggregate fair value of $612,500. As of March 31, 2016, the warrant vested for another 250,000 shares, with an aggregate fair value of $87,500. The aggregate fair value is based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $0.05, stock price of $0.35, 1.33% risk free rate, 842% volatility, and expected life of the warrant of three years.

On December 24, 2015, we granted to Brandon Jennewine, our director, a warrant to purchase 500,000 shares of common stock. The warrant was vested immediately upon grant. The aggregate fair value of the vested warrant totaled $175,000 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $0.05, stock price of $0.35, 1.33% risk free rate, 842% volatility, and expected life of the warrant of three years.

On December 24, 2015, we granted to a consultant a warrant to purchase 250,000 shares of common stock. The warrant was vested immediately upon grant. The aggregate fair value of the vested warrant totaled $87,500 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $0.05, stock price of $0.35, 1.33% risk free rate, 842% volatility, and expected life of the warrant of three years.

On December 24, 2015, we granted to a director a warrant to purchase 150,000 shares of common stock. As of December 31, 2015, the warrant has vested for 37,500 shares. The aggregate fair value of the vested warrant totaled $13,125 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $0.05, stock price of $0.35, 1.33% risk free rate, 842% volatility, and expected life of the warrant of three years. On March 22, 2016, we accepted the resignation of the director resulting in the cancellation of the warrant for the remaining 112,500 shares.

On January 13, 2016, pursuant to the terms of a promissory note with B44, LLC, we granted a warrant to purchase 225,000 shares of our common stock. The warrant was vested immediately upon grant. The aggregate fair value of the vested warrant totaled $69,750 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $0.05, stock price of $0.31, 1.15% risk free rate, 600% volatility, and expected life of the warrant of three years. On February 10, 2016, B44 exercised its right to a cashless conversion of its warrant, for which it received 176,087 shares of common stock.

On January 24, 2016, pursuant to the terms of a consulting agreement, we granted a warrant to purchase 100,000 shares of our common stock to Consigliere Inc. The warrant is fully vested with an exercise price of $0.23 per share and expires January 23, 2017. The aggregate fair value of the vested warrant totaled $28,967 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $0.23, stock price of $0.29, 0.47% risk free rate, 638% volatility, and expected life of the warrant of one year.

On January 21, 2016, we granted to KiwiTech, LLC, a warrant to purchase 312,500 shares of common stock. The warrant was vested immediately upon grant. The aggregate fair value of the vested warrant totaled $71,875 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $0.40, stock price of $0.23, 2.02% risk free rate, 600% volatility, and expected life of the warrant of 10 years.

	Shares Available to Purchase with Warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2014	4,200,000	$0.05	$0.35

Issued	637,500	0.25	0.27
Exercised	(225,000)	-	-
Cancelled	(112,500)	-	-
Expired	-	-	-
Outstanding, March 31, 2016	4,500,000	$0.08	$0.34

Exercisable, March 31, 2015	3,300,000	$0.09	$0.34

Range of Exercise Prices	Number Outstanding 3/31/2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.05 - $0.40	4,500,000	3.1 years	$0.08

NOTE 13 – STOCKHOLDERS' EQUITY (DEFICIT)

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

On January 14, 2016, we granted 50,000 shares of common stock to Convurge, LLC, the successor-in-interest to Loyl.Me LLC, in connection with an amendment to the license agreement. The shares were valued at $0.28 per share, the closing stock price on the date of grant, for a total noncash expense of $14,000.

On February 8, 2016, we granted 25,000 shares of common stock in consideration for accounting services rendered. The shares were valued at $0.25 per share, the closing stock price on the date of grant, for a total noncash expense of $6,250.

On February 11, 2016, we granted 62,500 shares of common stock in consideration for consulting services rendered. The shares were valued at $0.25 per share, the closing stock price on the date of grant, for a total noncash expense of $15,625.

On March 31, 2016, we, LuvBuds, LLC, Brett Harris, and Tag Distributing LLC, doing business as Consigliere Inc., entered into an Agreement of Termination, Compromise, Settlement and Mutual Release of Claims to resolve, compromise, settle, and dispose of and any and all disputes and claims that exist or may exist among them. Pursuant to the terms of the agreement, Mr. Harris retained the stock grant for 300,000 shares of our common stock. The shares were valued at $0.22 per share, the closing stock price on the date of grant, for a total noncash expense of $66,000.

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Subsequent Events¸ we have analyzed our operations subsequent to December 31, 2015, through the date the financial statements were available to be issued, and have determined that we do not have any material subsequent events to disclose in these financial statements other than the following.

On April 27, 2016, we entered into an Amendment No. 2 to Transaction Documents to amend the terms of the 12% Convertible Note and Securities Purchase Agreement, both dated October 14, 2015, with EMA Financial, LLC, a Delaware limited liability company. In consideration of EMA Financial agreeing not to submit a notice of conversion prior to May 1, 2016, we agreed to increase the principal balance of the note to $33,300 to reflect an increase in the original issue discount and amend the calculation of the conversion price, all as set forth in the amendment.

On May 5, 2016, we issued to Blackbridge Capital, LLC, a Convertible Promissory Note that amended and restated an unsecured promissory note in the principal amount of $50,000 (the "Amended Note"). The Amended Note amends and restates an unsecured promissory note of $50,000, dated June 26, 2015, in favor of Jeff Holmes (the "Original Note"), which Mr. Holmes assigned to Blackbridge as part of the transaction under an Assignment and Assumption Agreement. As consideration for Mr. Holmes' assignment of the Original Note to Blackbridge, Blackbridge paid $48,000 to Mr. Holmes, retaining $2,000 for its legal fees. The Amended Note accrues interest at the rate of 1% per annum, is convertible into shares of common stock at a conversion price of 50% of the lowest trading price in the 20 trading days before the conversion date, and matures on October 27, 2016. Mr. Holmes loaned us $25,000, and we issued a promissory note in the principal amount of $27,000 and a fully vested warrant for the purchase of 100,000 shares of common stock, at an exercise price of $0.05 per share. This note earns interest at 1% per annum and matures on October 26, 2016.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes to our financial statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report.

Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues, estimates used in the preparation of our financial statements, future performance and operations, sources of liquidity, and financing sources. Forward-looking statements are typically identified by use of the words "believe," "may," "could," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend," and similar words and expressions. Statements that describe our future strategic goals, plans, objectives, and predictions are also forward-looking statements.

The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated. Readers of this report are cautioned that any forward-looking statements, including those regarding us or our management's current beliefs, expectations, anticipations, estimations, projections, strategies, proposals, plans, or intentions, are not guarantees of future performance or results of events and involve known and unknown risks, uncertainties, and other factors that may cause the actual results or events to be materially different from those discussed in this report.

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

Results of Operations for the Three Months Ended March 31, 2016,
Compared to the Three Months Ended March 31, 2015

Revenue and Costs of Goods Sold

Revenue was $36,162 and $9,757 for the three months ended March 31, 2016 and 2015, respectively, representing an increase of $26,405, or 270.6%, in the current period. Our revenue has been generated through a combination of software development and consulting services related to custom-built software. We generate the majority of our revenue from custom software development related to CannaLIMS, ongoing recurring contracts for BumpUp Rewards, and custom development related to BumpUp Rewards white-label applications.

Our cost of goods sold was $24,260 and $364 for the three months ended March 31, 2016 and 2015, respectively, a significant increase of $23,896.

Operating Expenses

Stock-based compensation expense was $375,967 and $50,000 for the three months ended March 31, 2016 and 2015, respectively, representing an increase of $325,967, or 651.9%, in the current period. Compensation expense in the current year is largely due to warrants issued to officers, consultants, and other service providers. Compensation expense in the prior year reflects stock-based bonus compensation. There were no warrants granted in the prior period.

Professional fees were $100,186 and $78,141 for the three months ended March 31, 2016 and 2015, respectively, representing an increase of $22,045, or 28.2%, in the current period. The increase can be largely attributed to an increase in legal fees.

Salary and wage expense was $89,524 and $126,084 for the three months ended March 31, 2016 and 2015, respectively, representing a decrease of $36,560, or 28.9%, in the current period. The decrease in the current period is due to a decrease in the number of employees.

General and administrative expense was $39,375 and $47,291 for the three months ended March 31, 2016 and 2015, respectively, representing a decrease of $7,916, or 16.7%, in the current period. The decrease in the current period can be attributed to a decrease in promotional activity and the use of subcontractors.

Other Income and Expense

For the three months ended March 31, 2016, we had total other expense of $111,097, compared to $227 for the three months ended March 31, 2015. For the three months ended March 31, 2016, we recorded interest expense of $7,825, amortization of debt discount of $92,500, and a loss on the issuance of convertible debt of $10,772. In the prior period, we only recorded $227 of interest expense.

Net Loss

For the three months ended March 31, 2016, we had a net loss of $704,247, as compared to a net loss of $292,350 in the prior period, an increase of $411,897. This increase is the direct result of stock-based compensation and interest expense for debt discount, as discussed above.

Liquidity and Capital Resources

During the three months ended March 31, 2016, we used cash of $115,829 in operating activities and received $117,500 from financing activities.

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

We anticipate also accessing the capital markets in order to fund future research and development, as well as expand product offerings to include future versions of products and possible acquisitions of ancillary products and services. We have budgeted $1 million for capital expenditures and other costs during 2016, consisting of $200,000 for enhanced software development in the first six months, $200,000 for strategic relationships and acquisitions, $400,000 for debt retirement, $15,000 in remaining license fees under our license agreement with Loyl.Me, $50,000 for marketing efforts, $50,000 for legal expenses, and $85,000 for marketing and distribution expenses. We have budgeted $400,000 for debt retirement and, if necessary, to provide for refinancing or extensions of our existing debt, including principal and any interest due under the terms of our current financing agreements with our capital partners. We do plan to raise additional debt financing, although we cannot guarantee what structures our sources of financing may choose in the future, and there is no guarantee we will be able to secure additional funding. In addition, the vast majority of our debt is convertible into common stock, in which case we will not have to retire it; the investors are able to convert the debt into our shares. If we were to retire all of our outstanding debt, including the convertible promissory notes, and pay the maximum potential interest due, we would need to budget approximately $700,000. In addition to the remaining $15,000 in licensing fees owed to Loyl.me, our licensing agreement also provides an 8% gross revenue royalty to Loyl.me for our version of the Loyl.me software platform for its use within the cannabis industry.

We anticipate that we will fund these costs from proceeds from projected revenues, as well as from the sale of common stock to Kodiak Capital and other potential sources. It is possible that additional external cash will be required during 2016, particularly if we seek to develop new products, need to fund new strategic relationships, or enter new markets not now anticipated or if projected revenues are not realized.

Our efforts are focused on increasing revenue while we explore external funding alternatives as our current cash is insufficient to fund operations for 2016. Although our independent auditors have expressed substantial doubt about our ability to continue as a going concern, we feel that our revenue potential is sufficient for our business to continue as a going concern. However, in order to expand our product offerings, we expect that we will require additional investments and revenue.

As we continue to develop new products and identify specific commercialization opportunities, we will focus on those product markets and opportunities for which we might be able to get external funding through joint venture agreements, strategic partnerships, or other direct investments

Going Concern

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated U.S. GAAP, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to our December 31, 2015, financial statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure that actual results will not differ from those estimates.

Stock-based Compensation

We account for equity-based transactions with nonemployees under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 505-50, Equity-Based Payments to Non-Employees ("ASC 505-50"). ASC 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

We account for employee stock-based compensation in accordance with the guidance of ASC 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

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

We adopted ASC 740-10-25, Income Taxes—Recognition. ASC 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740-10-25 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of ASC 740-10-25.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2016, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 14, 2016, we granted 50,000 shares of common stock to Convurge, LLC, the successor-in-interest to Loyl.Me LLC, in connection with an amendment to the license agreement. The shares were valued at $0.28 per share, the closing stock price on the date of grant, for a total noncash expense of $14,000.

On February 11, 2016, we granted 62,500 shares of common stock in consideration for consulting services rendered. The shares were valued at $0.25 per share, the closing stock price on the date of grant, for a total noncash expense of $15,625.

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

ITEM 3. DEFAULTS ON SECURITIES

As of March 31, 2016, we were in default in the payment of two unsecured promissory notes to an accredited investor for a total of $100,000. The notes accrue interest at 1% per annum and were due and payable on March 1, 2016.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts
10.35	Amendment to 10% Convertible Note and Securities Purchase Agreement dated February 9, 2016	Incorporated by reference from Current Report on Form 8-K filed February 12, 2016.

10.36	Securities Purchase Agreement between CannaSys, Inc., and Kodiak Capital Group, LLC, dated March 18, 2016, including exhibits	Incorporated by reference from Current Report on Form 8-K filed March 25, 2016.

10.37
Agreement of Termination, Compromise, Settlement and Mutual Release of Claims among CannaSys, Inc., LuvBuds, LLC, Brent Harris, and Tag Distributing, LLC, doing business as Consigliere, Inc. effective March 31, 2016
Incorporated by reference from Current Report on Form 8-K filed April 5, 2016.

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
31.02	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101**	Interactive Data File
101.INS	XBRL Instance Document	This filing.

101.SCH	XBRL Taxonomy Extension Schema	This filing.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing.
_______________

*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.
**	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned hereunto duly authorized.

CANNASYS, INC.

Dated: May 23, 2016	By:	/s/ Michael A. Tew
Michael A. Tew, Chief Executive Officer,
Chief Financial Officer, Secretary, and Treasurer