Form 10-Q
period 2016-06-30
CANNASYS INC
filed 2016-08-18
CIK 1417028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 15, 2016, there were 66,548,517 shares of common stock, $0.001 par value, outstanding.

CANNASYS, INC.
Form 10-Q for the Three and Six Months Ended June 30, 2016

TABLE OF CONTENTS

Item		Page
	Part I—Financial Information

1	Financial Statements (Unaudited)	3
	Balance Sheets	3
	Statements of Operations	4
	Statements of Cash Flows	5
	Notes to the Financial Statements	6
2	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
3	Quantitative and Qualitative Disclosures about Market Risk	20
4	Controls and Procedures	20

	Part II—Other Information

2	Unregistered Sales of Equity Securities and Use of Proceeds	20
3	Defaults on Securities	21
5	Other Events	21
6	Exhibits	22
	Signature Page	24

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CANNASYS, INC.
Condensed Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
Assets

Current Assets:
Cash	$1,054	$7,720
Accounts receivable	995	4,550
Total Current Assets	2,049	12,270
Property & equipment, net	3,766	5,178
Software license	255,000	255,000
Available for sale securities	32,500	32,500
Equity investment in MHB, Inc., net of impairment of $1,846,515	1,049,475	1,049,475
Deposit	1,500	-
Total Assets	$1,344,290	$1,354,423

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$237,076	$123,676
Accrued expenses	133,092	51,274
Notes payable	186,717	200,000
Convertible notes payable, net of discount of $23,338 and $122,084, respectively	401,595	152,966
Total Current Liabilities	958,480	527,916

Total Liabilities	958,480	527,916

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
no shares issued	-	-
Common stock, $0.001 par value, 75,000,000 shares
authorized, 63,887,364 and 21,176,045 shares issued and
outstanding, respectively	63,887	21,176
Additional paid-in capital	7,788,149	6,422,017
Accumulated deficit	(7,466,226)	(5,616,686)
Total Stockholders' Equity	385,810	826,507

Total Liabilities and Stockholders' Equity	$1,344,290	$1,354,423

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANNASYS, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Sales revenue	$22,489	$18,491	$58,651	$28,248
Cost of goods sold	-	2,854	24,260	3,218
Gross Margin	22,489	15,637	34,391	25,030

Operating Expenses:
Stock based compensation expense	109,500	-	485,467	-
Professional fees	112,241	18,839	212,427	96,980
Salary and wage expense	45,177	110,770	134,701	236,854
General and administrative	90,646	56,900	130,021	104,191
Total Operating Expenses	357,564	186,509	962,616	438,025

Loss from Operations	(335,075)	(170,872)	(928,225)	(412,995)

Other expense:
Interest expense	(8,630)	(451)	(16,455)	(678)
Interest expense – debt discount and loan financing fees	(323,349)	-	(415,849)	-
Loss on issuance of convertible debt	(478,239)	-	(489,011)	-
Total other expense	(810,218)	(451)	(921,315)	(678)

Loss before provision for income taxes	(1,145,293)	(171,323)	(1,849,540)	(413,673)
Provision for income taxes	-	-	-	-

Net loss	$(1,145,293)	$(171,323)	$(1,849,540)	$(413,673)

Basic and diluted loss per common share	$(0.03)	$(0.02)	$(0.07)	$(0.04)

Weighted average number of common shares outstanding	30,097,359	11,073,750	25,848,180	11,065,621

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANNASYS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash flow from operating activities
Net loss	$(1,849,540)	$(413,673)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,412	1,396
Stock-based compensation	485,468	-
Amortization of debt discount	415,849	-
Severance expense	33,717	-
Loss on issuance of convertible debt	489,011	-
Change in operating assets and liabilities:
Accounts receivable	3,555	(3,806)
Prepaids	-	2,828
Other assets	(1,500)	(66,750)
Related-party payable	-	(1,320)
Accounts payable	120,003	(15,318)
Accrued expenses	84,359	(17,767)
Net cash used in operating activities	(217,666)	(514,410)

Cash flows provided by investing activities:	-	-

Cash flows from financing activities:
Contributed capital	-	100,000
Proceeds from loans	217,500	-
Payments on loans	(6,500)	-
Net cash provided by financing activities	211,000	100,000

Net increase (decrease)in cash	(6,666)	(414,410)
Cash at beginning of the period	7,720	525,720
Cash at end of the period	$1,054	$111,310

Supplemental Disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of noncash activities
Common stock issued for software license	$-	$58,250
Common stock issued for services	$101,875	$50,000
Issuance of convertible notes payable	$753,114	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANNASYS, INC.
Notes to the Condensed Financial Statements
June 30, 2016
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

The BumpUp Rewards white-label application, downloadable in both iOS and Android devices, became available for download to consumers in beta format in March 2016. The application provides many of the features of traditional loyalty programs, including the ability for both consumers and "budtenders" (retailer staff) to earn rewards based upon consumption.

On May 9, 2016, we entered into a letter of intent to acquire a new, innovative text-message-based marketing product called Citizen Toke from Beta Killers, LLC. Citizen Toke leverages unique and proprietary consumer data to develop direct to consumer marketing campaigns for both regulated cannabis retailers and branded products companies. On August 10, 2016, we consummated that transaction through the signing of a definitive asset purchase agreement and other documentation.

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

On November 10, 2015, we acquired a 49% interest and a 10% gross revenue share in MHB, Inc., a Colorado corporation doing business as Mile High Brands ("MHB"). MHB is a licensing and distribution company doing business in the regulated cannabis industry. Under the share exchange agreement, we acquired 10,000,000 shares of MHB in exchange for 10,000,000 shares of our common stock. MHB contracts with celebrity brands and organizations and creates licensing opportunities for us through this relationship. On May 6, 2016, we announced the collaboration of O.penVAPE with Ziggy Marley to launch a branded line of vaporizer products in association with MHB. We currently have a number of product licensing and distribution opportunities in partnership with MHB and expect to expand that portfolio in the future.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Unaudited Interim Financial Information
The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements should be read in conjunction with the audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2015. The results of the six months ended June 30, 2016, are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

Recently Issued Accounting Pronouncements
In September 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-16, Business Combinations (Topic 805). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on our financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We do not anticipate the adoption of this ASU will have a significant impact on our financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in ASU No. 2016-02 supersedes the lease recognition requirements in ASC 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect this standard will have on our financial statements.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, we have an accumulated deficit of $7,466,226 at June 30, 2016, had a net loss of $1,849,540, and used cash in operating activities of $217,666. This raises substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Furniture, fixtures, and equipment, stated at cost, less accumulated depreciation consisted of the following:

	June 30, 2016	December 31, 2015
Furniture, fixtures, and equipment	$8,403	$8,403
Less: accumulated depreciation	(4,637)	(3,225)
Fixed assets, net	$3,766	$5,178

Depreciation Expense
Depreciation expense for the six months ended June 30, 2016 and 2015, was $1,412 and $1,396, respectively.

NOTE 5 – SOFTWARE LICENSE

Effective February 12, 2015, we entered into an exclusive licensing agreement with Loyl.Me LLC, an established provider of automated marketing and customer relationship management software. The licensing agreement allows us the opportunity for perpetual and exclusive rights and ability to provide the cannabis community a convenient, cost-effective, and streamlined technology that is widely used in the non-cannabis industry. The technology is being branded as "BumpUp Rewards." The term of the agreement is perpetual; therefore, no amortization is being recognized. However, the value of the license will undergo an annual impairment test as required by ASC 350, Intangibles—Goodwill and Other. The agreement requires nine installment payments of $25,000 each to be paid with a combination of cash and stock and 8% of revenue from the use of the licensed technology. At December 31, 2015, we performed an impairment analysis and determined there had been no impairment to the value of the software license as recorded on the balance sheet. As of June 30, 2016, we have paid $255,000 in cash and stock towards the total cost of the license.

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

NOTE 7 – INVESTMENT IN MHB

On November 10, 2015, we entered into an agreement to exchange 10 million shares of our common stock for 10 million shares of MHB, Inc., doing business as Mile High Brands ("MHB"). The shares were valued at $0.29 per share, the closing stock price on the date of grant, for a total of $2,900,000. Through this transaction, we acquired 49% of the issued and outstanding common shares of MHB. MHB is a lifestyle branding agency focused on the regulated cannabis industry. Its clients include celebrities and product companies that wish to access the rapidly growing cannabis marketplace. The purchase is being accounted for according to ASC 320, Debt and Equity Securities, under the equity method of accounting. At December 31, 2015, we performed an impairment analysis of our investment in MHB. We utilized a perpetuity-based valuation model to determine a discounted cash flow and terminal value for MHB's business. Based on this analysis, it was determined that the value of the investment was impaired and that the current fair value is $1,049,475. We have recorded an impairment loss on investment of $1,846,515.

MHB was unable to provide us with the financial statements for the six months ended June 30, 2016. The impact to our financial statements for the six months ended June 30, 2016 would be immaterial. The financials will be updated as necessary for the third quarter.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Lease
We currently sublease office space in Denver, Colorado. We signed a month-to-month lease starting January 1, 2016. Current lease payments are based on number of desks being occupied not to exceed $1,500 per month. The sublease required a deposit of $1,500, which was paid on January 25, 2016.

NOTE 9 – NOTE PAYABLE

On February 16, 2016, MHB advanced to us $7,500 to pay for certain operating expenses. The loan is unsecured, due on demand, and accrues interest at 10%.

Effective March 24, 2016, we issued a promissory note for $33,717 with a former employee pursuant to the terms of the employment separation agreement. The note is unsecured, non-interest-bearing, and repayable according to a specific schedule by September 19, 2016. As of June 30, 2016, the balance on this note is $27,217.

On April 27, 2016, we issued a promissory note for $27,000 with Jeff Holmes in conjunction with Mr. Holmes assignment of his note dated June 26, 2015, to Blackbridge Capital, LLC (Note 10). The note included a $25,000 cash payment and a $2,000 original issue discount. The note is unsecured, accrues interest at 1% per annum, and is due and payable on October 26, 2016. In connection with the execution of the promissory note, we also issued a warrant to purchase 100,000 shares of common stock (Note 12).

NOTE 10 – NOTES PAYABLE IN DEFAULT

During the year ended December 31, 2015, we issued four unsecured promissory notes to two accredited investors, B44, LLC and Jeff Holmes, for a total of $200,000 in a private placement of our securities. The notes accrue interest at 1% per annum and were due and payable on March 1, 2016. The notes were issued in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering. On April 27, 2016, Jeff Holmes entered into a Note Purchase and Assignment Agreement whereby he assigned his full interest in one of the notes for $50,000 to Blackbridge Capital, LLC. On May 23, 2016, B44, LLC, entered into a Note Purchase and Assignment Agreement whereby it assigned its full interest in one of the notes for $50,000 to Kodiak Capital Group, LLC. On May 31, 2016 B44, LLC, entered into a Note Purchase and Assignment Agreement whereby it assigned its full interest in one of the notes for $50,000 to Black Forest Capital, LLC. As of June 30, 2016, one note for $50,000 remains in default.

On January 13, 2016, we issued a promissory note for $75,000 with B44, LLC. The note is unsecured, accrues interest at 1% per annum, and is due and payable on June 30, 2016. In connection with the execution of the promissory note, we also issued a warrant to purchase 225,000 shares of common stock. This note is currently in default.

NOTE 11 – CONVERTIBLE NOTES PAYABLE

The following is a summary of outstanding convertible promissory notes as of December 31, 2015:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Principal Balance Outstanding 12/31/2015
EMA Financial, LLC	10/14/2015	10/14/2016	10%	$30,800
Tangiers Investment Group, LLC	11/18/2015	11/19/2016	10%	60,000
Kodiak Capital Group, LLC	11/30/2015	12/01/2016	12%	50,000
Auctus Fund, LLC	12/03/2015	09/03/2016	10%	49,250
Adar Bays, LLC	12/10/2015	12/10/2016	8%	35,000
Kodiak Capital Group, LLC	12/15/2015	07/15/2016	0%	50,000
				275,050
Less debt discount				(122,084)
				$152,966

The following is a summary of outstanding convertible promissory notes as of June 30, 2016:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Principal Balance Outstanding 6/30/2016
EMA Financial, LLC	10/14/2015	10/14/2016	12%	$13,736	(1)
Tangiers Investment Group, LLC	11/18/2015	11/19/2016	10%	35,941	(2)
Kodiak Capital Group, LLC	11/30/2015	12/01/2016	12%	50,000
Auctus Fund, LLC	12/03/2015	09/03/2016	10%	35,646	(3)
Adar Bays, LLC	12/16/2015	12/16/2016	8%	30,585	(4)
Kodiak Capital Group, LLC	12/15/2015	07/15/2016	0%	50,000
Colonial Stock Transfer	01/14/2016	01/14/2017	10%	6,605
Kodiak Capital Group, LLC	03/18/2016	03/18/2017	12%	50,000
Blackbridge Capital, LLC	04/27/2016	10/27/2016	1%	4,500	(5)
EMA Financial, LLC	05/05/2016	05/05/2017	12%	53,500
Kodiak Capital Group, LLC	05/23/2016	08/30/2016	1%	50,000
Black Forest Capital, LLC	05/31/2016	05/31/2017	8%	30,000
Black Forest Capital, LLC	05/31/2016	05/31/2017	2%	14,420	(6)
				424,933
Less debt discount				(23,338)
				$401,595

(1)	Converted $19,564 of principal to common stock.
(2)	Converted $24,059 of principal to common stock.
(3)	Converted $13,604 of principal to common stock.
(4)	Converted $4,415 of principal to common stock.
(5)	Converted $45,500 of principal to common stock.
(6)	Converted $35,580 of principal to common stock.

Accrued interest on the above notes was $12,378 and $6,210 as of June 30, 2016, and December 31, 2015, respectively.

Debt discount expense including original issue discounts for the three and six months ended June 30, 2016, was $323,349 and $415,849, respectively. Carrying value of all convertible notes, net of debt discounts, as of June 30, 2016, and December 31, 2015, is $401,595 and $152,966, respectively.

Based on the fair value of the embedded conversion options on the day of issuance, a loss of $478,239 and $489,011 for the three and six months ended June 30, 2016, was recorded in the statement of operations.

NOTE 12 – STOCK WARRANTS

The warrants issued by us are classified as equity. The fair value of the warrants calculated at the time of vesting was recorded as an increase to additional paid-in-capital.

On December 20, 2015, pursuant to the terms of a consulting agreement with National Concessions Group, Inc., we granted a warrant to purchase 300,000 shares of common stock. The warrant vests incrementally over six quarters. As of December 31, 2015, the warrant had vested for 50,000 shares, with an aggregate fair value of $16,000. As of June 30, 2016, the warrant vested for another 100,000 shares, with an aggregate fair value of $32,000. Aggregate fair value is based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $0.05, stock price of $0.32, 0.8% risk free rate, 848.1% volatility, and expected life of the warrant of 1.4 years.

On December 24, 2015, we granted to Michael Tew, our chief executive officer, a warrant to purchase 3,000,000 shares of common stock. As of December 31, 2015, the warrant had vested for 1,750,000 shares, with an aggregate fair value of $612,500. As of June 30, 2016, the warrant vested for another 500,000 shares, with an aggregate fair value of $175,000. The aggregate fair value is based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $0.05, stock price of $0.35, 1.33% risk free rate, 842% volatility, and expected life of the warrant of three years.

On December 24, 2015, we granted to Brandon Jennewine, our director, a warrant to purchase 500,000 shares of common stock. The warrant vested immediately upon grant. The aggregate fair value of the vested warrant totaled $175,000 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $0.05, stock price of $0.35, 1.33% risk free rate, 842% volatility, and expected life of the warrant of three years.

On December 24, 2015, we granted to Daniel J. Rogers, our director, a warrant to purchase 250,000 shares of common stock. The warrant vested immediately upon grant. The aggregate fair value of the vested warrant totaled $87,500 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $0.05, stock price of $0.35, 1.33% risk free rate, 842% volatility, and expected life of the warrant of three years.

On December 24, 2015, we granted to David Wollins, a former director, a warrant to purchase 150,000 shares of common stock. As of December 31, 2015, the warrant had vested for 37,500 shares. The aggregate fair value of the vested warrant totaled $13,125 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $0.05, stock price of $0.35, 1.33% risk free rate, 842% volatility, and expected life of the warrant of three years. On March 22, 2016, we accepted the resignation of Mr. Wollins resulting in the cancellation of the warrant for the remaining 112,500 shares.

On January 13, 2016, pursuant to the terms of a promissory note with B44, LLC, we granted a warrant to purchase 225,000 shares of common stock. The warrant vested immediately upon grant. The aggregate fair value of the vested warrant totaled $69,750 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $0.05, stock price of $0.31, 1.15% risk free rate, 600% volatility, and expected life of the warrant of three years. On February 10, 2016, B44 exercised its right to a cashless conversion of its warrant, for which it received 176,087 shares of common stock.

On January 24, 2016, pursuant to the terms of a consulting agreement, we granted a warrant to purchase 100,000 shares of common stock to Consigliere Inc. The warrant is fully vested with an exercise price of $0.23 per share and expires January 23, 2017. The aggregate fair value of the vested warrant totaled $28,967 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $0.23, stock price of $0.29, 0.47% risk free rate, 638% volatility, and expected life of the warrant of one year.

On January 21, 2016, we granted to KiwiTech, LLC, a warrant to purchase 312,500 shares of common stock. The warrant vested immediately upon grant. The aggregate fair value of the vested warrant totaled $71,875 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $0.40, stock price of $0.23, 2.02% risk free rate, 600% volatility, and expected life of the warrant of 10 years.

On April 28, 2016, pursuant to the terms of a promissory note with Jeff Holmes, we granted a warrant to purchase 100,000 shares of common stock. The warrant vested immediately upon grant. The aggregate fair value of the vested warrant totaled $27,000 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $0.05, stock price of $0.27, 0.91% risk free rate, 1,177% volatility, and expected life of the warrant of 2.68 years.

	Shares Available to Purchase with Warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2014	4,200,000	$0.05	$0.35

Issued	737,500	0.28	0.27
Exercised	(225,000)	-	-
Cancelled	(112,500)	-	-
Expired	-	-	-
Outstanding, June 30, 2016	4,600,000	$0.08	$0.34

Exercisable, June 30, 2015	3,700,000	$0.09	$0.33

Range of Exercise Prices	Number Outstanding 6/30/2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.05 - $0.40	4,600,000	2.8 years	$0.09

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

On March 31, 2016, we, LuvBuds, LLC, Brett Harris, and Tag Distributing LLC, doing business as Consigliere Inc., entered into an Agreement of Termination, Compromise, Settlement and Mutual Release of Claims to resolve, compromise, settle, and dispose of and any and all disputes and claims that exist or may exist among the parties. Pursuant to the terms of the agreement, Mr. Harris retained the stock grant for 300,000 shares of common stock. The shares were valued at $0.22 per share, the closing stock price on the date of grant, for a total noncash expense of $66,000.

On May 23, 2016, we entered into Amendment No. 1 to 10% Convertible Promissory Note of CannaSys to amend the terms of the 10% Convertible Promissory Note of CannaSys, Inc. dated November 18, 2015 with Tangiers Investment Group, LLC. In consideration of Tangiers Investment Group's agreement not to submit a notice of conversion prior to June 10, 2016, we issued a stock grant of 100,000 restricted shares of common stock to Tangiers Investment Group. The shares were valued at $0.06 per share, the closing stock price on the date of grant, for a total noncash expense of $6,000.

The following table reflects the amounts of principal converted, and the corresponding number of shares issued, in connection with outstanding convertible promissory notes during the quarter ended June 30, 2016:

				Amount Converted
Date	Note Holder	Price	Shares Issued	Principal	Interest
4/29/2016	Blackbridge Capital	$0.069	333,333	$25,000.00	$-
5/3/2016	EMA Financial LLC	0.075	70,000	5,250.00	-
5/19/2016	Blackbridge Capital, LLC	0.001	121,212	(1)	-
5/27/2016	Blackbridge Capital, LLC	0.001	2,045,455	(1)	-
5/27/2016	EMA Financial LLC	0.006	1,000,000	5,500.00	-
6/3/2016	Black Forest Capital. LLC	0.010	1,000,000	10,000.00	-
6/6/2016	Auctus Fund, LLLC	0.011	1,094,051	9,592.30	2,442.26
6/8/2016	Blackbridge Capital, LLC	0.004	2,000,000	10,000.00	-
6/8/2016	EMA Financial LLC	0.003	1,272,600	3,744.63	-
6/9/2016	EMA Financial LLC	0.002	1,486,592	2,861.69	-
6/9/2016	Tangiers Investment Group, LLC	0.004	2,701,299	10,400.00	-
6/10/2016	Auctus Fund	0.004	1,067,391	4,011.67	97.79
6/10/2016	Black Forest Capital. LLC	0.003	1,428,572	5,000.00	-
6/10/2016	Blackbridge Capital, LLC	0.003	2,857,143	10,000.00	-
6/13/2016	EMA Financial LLC	0.001	2,006,610	2,207.27	-
6/14/2016	Blackbridge Capital, LLC	0.001	1,636,364	(2)	-
6/14/2016	Tangiers Investment Group, LLC	0.003	3,685,950	11,150.00	-
6/15/2016	Black Forest Capital. LLC	0.003	1,818,182	5,000.00	-
6/16/2016	Tangiers Investment Group, LLC	0.002	1,112,639	2,509.00	-
6/17/2016	Black Forest Capital. LLC	0.002	2,450,000	5,022.50	-
6/17/2016	Blackbridge Capital, LLC	0.001	2,020,906	(3)	-
6/20/2016	Adar Bays LLC	0.002	2,153,846	4,415.39	-
6/20/2016	Blackbridge Capital, LLC	0.001	1,241,685	(2)	--
6/21/2016	Black Forest Capital. LLC	0.002	2,450,000	5,022.50
6/22/2016	Black Forest Capital. LLC	0.002	2,700,000	5,535.00	-
6/27/2016	Blackbridge Capital, LLC	0.002	243,902	500.00	-
			41,997,732	$142,721.95	$2,540
(1) Additional shares issued for the April 29, 2016, conversion.
(2) Additional shares issued for the June 8, 2016, conversion.
(3) Additional shares issued for the June 10, 2016, conversion.

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Subsequent Events¸ we have analyzed our operations subsequent to December 31, 2015, through the date the financial statements were available to be issued, and have determined that we do not have any material subsequent events to disclose in these financial statements other than the following.

On July 8, 2016, Adar Bays, LLC converted $3,705 of principal due to it into 1,500,000 shares of common stock.

On July 15, 2016, Kodiak Capital Group LLC converted $3,717 of principal due to it into 3,163,353 shares of common stock.

On July 12, 2016, we entered into the First Amendment to 8% Convertible Redeemable Notes to amend the terms of the 8% Convertible Redeemable Notes dated December 16, 2015 (each in the amount of $35,000), with Adar Bays, LLC. The first note was funded on December 10, 2015. In consideration of Adar Bay's agreement to fund the second note, we agreed to fix the conversion price for both notes at $0.00205 per share. Adar Bays funded $20,000 of second note on July 12, 2016 (less $1,142 for fees), and agreed to fund the balance of the second note when we filed a preliminary information statement.

On July 20, 2016, we entered into a Securities Purchase Agreement with Auctus Fund, LLC and issued a Convertible Promissory Note payable to Auctus, in the principal amount of $45,750, against payment of that amount less $5,750 as reimbursement of lender's transaction costs. The note is unsecured, accrues interest at 10% per annum, and is due and payable on April 20, 2017.

On July 27, 2016, we entered into a Share Exchange Agreement with F-Squared Enterprises, LLC, to exchange its 1,515,000 shares of our common stock for 1,515,000 shares of our Series A Preferred Stock.

On July 29, 2016, we filed an Amendment to the Articles of Incorporation Designating Rights, Privileges, and Preferences of Series A Preferred Stock with the Nevada Secretary of State respecting 1,515,000 shares of Series A Preferred Stock. The Series A Preferred Stock ranks equal to our common stock respecting the payment of dividends and distribution of assets upon liquidation, dissolution, or winding up.

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

Results of Operations for the Three Months Ended June 30, 2016,
Compared to the Three Months Ended June 30, 2015

Revenue and Costs of Goods Sold

Revenue was $22,489 and $18,491 for the three months ended June 30, 2016 and 2015, respectively, representing an increase of $3,998, or 21.6%, in the current period. Our revenue has been generated through a combination of software development and consulting services related to custom-built software. We generate the majority of our revenue from custom software development related to CannaLIMs, ongoing recurring contracts for BumpUp Rewards, and custom development related to BumpUp Rewards white-label applications.

Our cost of goods sold was $0 and $2,854 for the three months ended June 30, 2016 and 2015, respectively, a decrease of $2,854.

Operating Expenses

Stock-based compensation expense was $109,500 and $0 for the three months ended June 30, 2016 and 2015, respectively. Compensation expense in the current year is largely due to warrants issued to officers, consultants, and other service providers. There were no warrants granted in the prior period.

Professional fees were $112,241 and $18,839 for the three months ended June 30, 2016 and 2015, respectively, representing an increase of $93,402, or 496%, in the current period. The increase can be largely attributed to an increase in legal and audit fees.

Salary and wage expense was $45,177 and $110,770 for the three months ended June 30, 2016 and 2015, respectively, representing a decrease of $65,593, or 59.2%, in the current period. The decrease in the current period is due to a decrease in the number of employees.

General and administrative expense was $90,646 and $56,900 for the three months ended June 30, 2016 and 2015, respectively, representing an increase of $33,746, or 59.3%, in the current period. The increase in the current period can be attributed to an increase in consulting expense and the use of other subcontractors.

Other Income and Expense

For the three months ended June 30, 2016, we had total other expense of $810,218, compared to $251 for the three months ended June 30, 2015. For the three months ended June 30, 2016, we recorded interest expense of $8,630, amortization of debt discount of $323,349, and a loss on the issuance of convertible debt of $478,239. In the prior period, we recorded only $451 of interest expense.

Net Loss

For the three months ended June 30, 2016, we had a net loss of $1,145,293, as compared to a net loss of $171,323 in the prior period. This increase is the direct result of stock-based compensation, interest expense for debt discount, and the loss on issuance of convertible debt, as discussed above.

Results of Operations for the Six Months Ended June 30, 2016,
Compared to the Six Months Ended June 30, 2015

Revenue and Costs of Goods Sold

Revenue was $58,651 and $28,248 for the six months ended June 30, 2016 and 2015, respectively, representing an increase of $30,403, or 107.6%, in the current period. Our revenue has been generated through a combination of software development and consulting services related to custom-built software. We generate the majority of our revenue from custom software development related to CannaLIMs, ongoing recurring contracts for BumpUp Rewards, and custom development related to BumpUp Rewards white-label applications.

Our cost of goods sold was $24,260 and $3,218 for the six months ended June 30, 2016 and 2015, respectively, an increase of $21,042.

Operating Expenses

Stock-based compensation expense was $485,467 and $0 for the six months ended June 30, 2016 and 2015, respectively. Compensation expense in the current year is largely due to warrants issued to officers, consultants, and other service providers. There were no warrants granted in the prior period.

Professional fees were $212,427 and $96,980 for the six months ended June 30, 2016 and 2015, respectively, representing an increase of $115,447, or 119%, in the current period. The increase can be largely attributed to an increase in legal and audit fees.

Salary and wage expense was $134,701 and $236,854 for the six months ended June 30, 2016 and 2015, respectively, representing a decrease of $102,153, or 75.8%, in the current period. The decrease in the current period is due to a decrease in the number of employees.

General and administrative expense was $130,021 and $104,191 for the six months ended June 30, 2016 and 2015, respectively, representing an increase of $25,830, or 24.7%, in the current period. The increase in the current period can be attributed to an increase in consulting expense and the use of other subcontractors.

Other Income and Expense

For the six months ended June 30, 2016, we had total other expense of $921,312, compared to $678 for the six months ended June 30, 2015. For the six months ended June 30, 2016, we recorded interest expense of $16,455, amortization of debt discount of $415,849, and a loss on the issuance of convertible debt of $489,011. In the prior period, we recorded only $451 of interest expense.

Net Loss

For the six months ended June 30, 2016, we had a net loss of $1,849,540, as compared to a net loss of $413,673 in the prior period. This increase is the direct result of stock-based compensation, interest expense for debt discount, and the loss on issuance of convertible debt, as discussed above.

Liquidity and Capital Resources

During the six months ended June 30, 2016, we used cash of $217,666 in operating activities and received $217,500 from financing activities.

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

We anticipate also accessing the capital markets in order to fund future research and development, as well as expand product offerings to include future versions of products and possible acquisitions of ancillary products and services. We have budgeted $1 million for capital expenditures and other costs during 2016, consisting of $200,000 for enhanced software development, $200,000 for strategic relationships and acquisitions, $400,000 for debt retirement, $15,000 in remaining license fees under our license agreement with Loyl.Me, $50,000 for marketing efforts, $50,000 for legal expenses, and $85,000 for marketing and distribution expenses. We have budgeted $400,000 for debt retirement and, if necessary, to provide for refinancing or extensions of our existing debt, including principal and any interest due under the terms of our current financing agreements with our capital partners. We do plan to raise additional financing, although we cannot guarantee what structures our sources of financing may choose in the future, and there is no guarantee we will be able to secure additional funding. In addition, the vast majority of our debt is convertible into common stock, in which case we will not have to retire it; the investors are able to convert the debt into our shares. If we were to retire all of our outstanding debt, including the convertible promissory notes, and pay the maximum potential interest due, we would need to budget approximately $700,000. In addition to the remaining $15,000 in licensing fees owed to Loyl.me, our licensing agreement also provides an 8% gross revenue royalty to Loyl.me for our version of the Loyl.me software platform for its use within the cannabis industry.

We anticipate that we will fund these costs from proceeds from projected revenues, as well as from the sale of common stock to Kodiak Capital and other potential sources. It is possible that additional external cash will be required during 2016, particularly if we seek to develop new products, need to fund new strategic relationships, enter new markets not now anticipated or if projected revenues are not realized.

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

Going Concern

These interim unaudited financial statements have been prepared on the going concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the interim unaudited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we not be able to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to our December 31, 2015, financial statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure that actual results will not differ from those estimates.

Stock-based Compensation

We account for equity-based transactions with nonemployees under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 505-50, Equity-Based Payments to Non-Employees. ASC 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

We account for employee stock-based compensation in accordance with the guidance of ASC 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

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

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2016, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 23, 2016, we entered into Amendment No. 1 to 10% Convertible Promissory Note of CannaSys to amend the terms of the 10% Convertible Promissory Note of CannaSys, Inc. dated November 18, 2015 with Tangiers Investment Group, LLC. In consideration of Tangiers Investment Group's agreement not to submit a notice of conversion prior to June 10, 2016, CannaSys issued a stock grant of 100,000 restricted shares of its common stock to Tangiers Investment Group. The shares were valued at $0.06 per share, the closing stock price on the date of grant, for a total noncash expense of $6,000.

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

During the quarter ended June 30, 2016, we issued shares on conversion of principal and interest for promissory notes as follows:

				Amount Converted
Date	Note Holder	Price	Shares Issued	Principal	Interest
04/29/2016	Blackbridge Capital	$0.069	333,333	$25,000	-
05/03/2016	EMA Financial LLC	0.075	70,000	5,250	-
05/19/2016	Blackbridge Capital, LLC	0.001	121,212	(1)	-
05/27/2016	Blackbridge Capital, LLC	0.001	2,045,455	(1)	-
05/27/2016	EMA Financial LLC	0.006	1,000,000	5,500	-
06/03/2016	Black Forest Capital. LLC	0.010	1,000,000	10,000	-
06/06/2016	Auctus Fund, LLLC	0.011	1,094,051	9,592	$2,442
06/08/2016	Blackbridge Capital, LLC	0.004	2,000,000	10,000	-
06/08/2016	EMA Financial LLC	0.003	1,272,600	3,745	-
06/09/2016	EMA Financial LLC	0.002	1,486,592	2,862	-
06/09/2016	Tangiers Investment Group, LLC	0.004	2,701,299	10,400	-
06/10/2016	Auctus Fund	0.004	1,067,391	4,012	98
06/10/2016	Black Forest Capital. LLC	0.003	1,428,572	5,000	-
06/10/2016	Blackbridge Capital, LLC	0.003	2,857,143	10,000	-
06/13/2016	EMA Financial LLC	0.001	2,006,610	2,207	-
06/14/2016	Blackbridge Capital, LLC	0.001	1,636,364	(2)	-
06/14/2016	Tangiers Investment Group, LLC	0.003	3,685,950	11,150	-
06/15/2016	Black Forest Capital. LLC	0.003	1,818,182	5,000	-
06/16/2016	Tangiers Investment Group, LLC	0.002	1,112,639	2,509	-
06/17/2016	Black Forest Capital. LLC	0.002	2,450,000	5,023	-
06/17/2016	Blackbridge Capital, LLC	0.001	2,020,906	(3)	-
06/20/2016	Adar Bays LLC	0.002	2,153,846	4,415	-
06/20/2016	Blackbridge Capital, LLC	0.001	1,241,685	(2)	--
06/21/2016	Black Forest Capital. LLC	0.002	2,450,000	5,022
06/22/2016	Black Forest Capital. LLC	0.002	2,700,000	5,535	-
06/27/2016	Blackbridge Capital, LLC	0.002	243,902	500	-
			41,997,732	11,057	$2,540
__________________________
(1) Additional shares issued for the April 29, 2016, conversion.
(2) Additional shares issued for the June 8, 2016, conversion.
(3) Additional shares issued for the June 10, 2016, conversion.

ITEM 3. DEFAULTS ON SECURITIES

As of June 30, 2016, we were in default in the payment of two unsecured promissory notes to an accredited investor for a total of $125,000. The notes accrue interest at 1% per annum and were due and payable as of June 30, 2016.

ITEM 5. OTHER EVENTS

As of June 30, 2016, we were in default in the payment of two unsecured promissory notes to an accredited investor for a total of $125,000. The notes accrue interest at 1% per annum and were due and payable as of June 30, 2016.

On May 5, 2016, we entered into a Securities Purchase Agreement with EMA Financial, LLC, and issued a 12% Convertible Note in the principal amount of $53,500, against payment of that amount less $3,500 as reimbursement of transaction costs. The note is unsecured, bears interest at 12%, matures on May 5, 2017, and is convertible into restricted shares of our common stock at any time, at EMA's sole discretion, at the conversion price of 50% of the lowest sale price for the common stock during the 20 consecutive trading days immediately preceding the conversion date.

On May 31, 2016, we entered into a Securities Purchase Agreement with Black Forest Capital, LLC ("Black Forest"), issued a Convertible Promissory Note in the principal amount of $30,000, against payment of the principal amount less $3,000 in transaction costs. The note is unsecured, accrues interest at 8% per annum, is payable on May 30, 2017, and is convertible into restricted shares of our common stock after 180 days from the issue date, at Black Forest's sole discretion, at 50% of the lowest closing one day trading price of the common stock during the 20 consecutive trading days immediately preceding the conversion date, with some exceptions, provided that no conversion is permitted to the extent that the number of shares to be issued would increase the number of shares held by Black Forest to more than 4.9% of the number of our shares then outstanding.

On May 31, 2016, we issued to Black Forest to a replacement convertible promissory note that replaced an unsecured, nonconvertible promissory note in the principal amount of $50,000 that we had issued to B44, LLC in August 2015, and that B44 had assigned to Black Forest. The replacement note accrues interest at the rate of 2% per annum, is payable 180 days after the issue date, and is convertible into shares of our common stock at any time at a conversion price of 50% of the lowest trading price in the 20 trading days before the conversion date.

On May 31, 2016, we entered into a Stockholders Agreement with MHB, Inc., as the two stockholders of Mile High Consulting and Branding, Inc., to restrict the transfer of the common stock held by each party and to provide for the management and governance of the business of Mile High Consulting and Branding, Inc.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts
10.38	Amendment No. 2 to Transaction Documents dated April 27, 2016	Incorporated by reference from the Current Report on Form 8-K filed April 27, 2016

10.39	Convertible Promissory Note for $50,000 to Blackbridge Capital, LLC, dated April 27, 2016	Incorporated by reference from the Current Report on Form 8-K filed May 11, 2016

10.40	Assignment and Assumption Agreement between Jeff Holmes and Blackbridge Capital, LLC, dated April 27, 2016	Incorporated by reference from the Current Report on Form 8-K filed May 11, 2016

10.41	Loan Agreement between Jeff Holmes and CannaSys, Inc. dated April 27, 2016, with exhibits	Incorporated by reference from the Current Report on Form 8-K filed May 11, 2016

10.42	Amendment No. 1 to 10% Convertible Promissory Note of CannaSys, dated May 23, 2016	Incorporated by reference from the Current Report on Form 8-K filed May 25, 2016

10.43	Grant of Restricted Stock to Tangiers Investment Group, LLC, dated May 23, 2016	Incorporated by reference from the Current Report on Form 8-K filed May 25, 2016

10.44	Second Amended and Restated Promissory Note for $50,000 to Kodiak Capital Group, LLC, issued May 23, 2016	Incorporated by reference from the Current Report on Form 8-K filed June 9, 2016

Exhibit Number*	Title of Document	Location

10.45	Amendment No. 1 to Transaction Documents among CannaSys, Inc., Kodiak Capital Group, LLC, and B44, LLC, fully executed on May 25, 2016	Incorporated by reference from the Current Report on Form 8-K filed June 9, 2016

10.46	Securities Purchase Agreement between CannaSys, Inc. and EMA Financial, LLC, dated May 5, 2016	This filing.

10.47	12% Convertible Note in the Principal Amount of $53,500, issued May 5, 2016, to EMA Financial, LLC	This filing.

10.48	Securities Purchase Agreement between CannaSys, Inc. and Black Forest Capital, LLC, dated May 31, 2016	This filing.

10.49	Convertible Promissory Note in the Amount of $30,000 Payable to Black Forest Capital, LLC	This filing.

10.50	Note Purchase and Assignment Agreement	This filing.

10.51	Replacement Convertible Promissory Note	This filing.

10.52	Stockholders' Agreement among Mile High Consulting and Branding, Inc., CannaSys, Inc., and MHB, Inc. d/b/a Mile High Brands effective May 31, 2016	This filing.

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
31.02	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101**	Interactive Data File
101.INS	XBRL Instance Document	This filing.

101.SCH	XBRL Taxonomy Extension Schema	This filing.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing.

_______________

*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.
**	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned hereunto duly authorized.

CANNASYS, INC.
Registrant

Dated: August 17, 2016	By:	/s/ Michael A. Tew
Michael A. Tew, Chief Executive Officer,
Chief Financial Officer, Secretary, and Treasurer