Form 10-Q
period 2016-09-30
CANNASYS INC
filed 2016-11-21
CIK 1417028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 11, 2016, there were 25,050,522 shares of common stock, $0.001 par value, outstanding.

CANNASYS, INC.
Form 10-Q for the Three Months Ended September 30, 2016

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CANNASYS, INC.
Condensed Balance Sheets

	September 30,	December 31,
	2016	2015
	(unaudited)

Assets

Current Assets:
Cash	$1,860	$7,720
Accounts receivable	-	4,550
Total Current Assets	1,860	12,270
Property & equipment, net	208,588	5,178
Software license	-	255,000
Available for sale securities	32,500	32,500
Equity investment in MHB, Inc., net of impairment of $2,445,990	450,000	1,049,475
Deposit	1,500	-
Total Assets	$694,448	$1,354,423

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$339,870	$123,676
Accrued expenses	136,565	51,274
Notes payable	179,717	200,000
Convertible notes payable, net of discount
of $42,797 and $122,084, respectively	456,094	152,966
Total Current Liabilities	1,112,246	527,916

Total Liabilities	1,112,246	527,916

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
1,515,000 and no shares issued and outstanding, respectively	1,515	-
Common stock, $0.001 par value, 2,000,000,000 shares
authorized, 3,420,551 and 1,058,802 shares issued and
outstanding, respectively	3,421	1,059
Additional paid-in capital	8,710,096	6,442,134
Accumulated deficit	(9,132,830)	(5,616,686)
Total Stockholders' Equity (Deficit)	(417,798)	826,507

Total Liabilities and Stockholders' Equity	$694,448	$1,354,423

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANNASYS, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Sales revenue	$499	$48,156	$59,150	$76,404
Cost of goods sold	-	6,800	24,260	10,018
Gross Margin	499	41,356	34,890	66,386

Operating Expenses:
Stock-based compensation expense	119,125	-	604,592	-
Professional fees	95,286	58,847	307,713	155,827
Salary and wage expense	49,092	335,297	183,793	572,151
General and administrative	68,240	96,394	198,261	200,585
Total Operating Expenses	331,743	490,538	1,294,359	928,563

Loss from Operations	(331,244)	(449,182)	(1,259,469)	(862,177)

Other income (expense):
Interest expense	(12,749)	(1,410)	(29,204)	(2,088)
Interest expense–debt discount
and loan financing fees	(86,291)	-	(502,140)	-
Impairment loss on investment	(599,475)	-	(599,475)	-
Loss on fixed and intangible assets	(258,766)	-	(258,766)	-
Loss on issuance of convertible debt	(418,079)	-	(907,090)	-
Gain on forgiveness of debt	40,000	-	40,000	-
Total other expense	(1,335,360)	(1,410)	(2,256,675)	(2,088)

Loss before provision for income taxes	(1,666,604)	(450,592)	(3,516,144)	(864,265)
Provision for income taxes	-	-	-	-

Net loss	$(1,666,604)	$(450,592)	$(3,516,144)	$(864,265)

Basic and diluted loss per common share	$(0.50)	$(0.80)	$(1.77)	$(0.00)

Weighted average number
of common shares outstanding	3,365,342	563,703	1,990,980	556,780

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANNASYS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
Cash flow from operating activities
Net loss	$(3,516,144)	$(864,265)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	13,824	2,103
Stock-based compensation	604,592	208,000
Amortization of debt discount	502,140	-
Severance expense	33,717	-
Impairment loss on investment	599,475	-
Loss on issuance of convertible debt	907,090	-
Loss on fixed and intangible assets	258,766	-
Gain on forgiveness of debt	(40,000)	-
Change in operating assets and liabilities:
Accounts receivable	4,550	1,424
Prepaids	-	2,828
Other assets	(1,500)	(96,750)
Related-party payable	-	(1,320)
Accounts payable	237,799	33,590
Accrued expenses	87,831	8,051
Net cash used in operating activities	(307,860)	(706,339)

Cash flows provided by investing activities:	-	-

Cash flows from financing activities:
Proceeds from loans	315,500	200,000
Payments on loans	(13,500)	-
Net cash provided by financing activities	302,000	200,000

Net increase (decrease)in cash	(5,860)	(506,339)
Cash at beginning of the period	7,720	525,720
Cash at end of the period	$1,860	$19,381

Supplemental Disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of noncash activities
Common stock issued for software license	$-	$83,249
Common stock issued for services	$117,500	$-
Issuance of convertible notes payable	$1,269,193	$-
Common stock issued for software	$221,000	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANNASYS, INC.
Notes to the Condensed Financial Statements
September 30, 2016
(Unaudited)

NOTE 1–ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization
We were organized as a Nevada corporation on August 25, 1999. On August 15, 2014, we entered into an Agreement and Plan of Merger to combine our business and activities (the "Merger") with CannaSys, Inc., a privately held Colorado corporation focused on providing services to the cannabis industry ("CannaSys-Colorado"). CannaSys-Colorado was originally formed on October 4, 2013, as a limited liability company, and converted to a corporation on June 26, 2014. Under the terms of the merger agreement, our wholly owned subsidiary formed to effectuate the Merger was merged with and into CannaSys-Colorado, the surviving entity, which then became our wholly owned subsidiary.

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

Since inception, we have developed, refined, and introduced branded products, membership loyalty programs, text-message-based platforms for customer engagement, and laboratory management systems into the cannabis industry. To support marketing and delivery of our principal products and to access other products and services, we are expanding a network of strategic alliances within the industry to build an array of product and service offerings and to increase use of our distribution channels. Most of our active strategic relationships were only recently initiated and are yet to generate revenue.

We seek funding to launch our integrated cannabis-industry product and service suite. Our primary business objectives are to generate stable revenues and cash flows through the development of vertically integrated distribution centers and to collect and monetize cannabis consumer data.

NOTE 2–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Unaudited Interim Financial Information
The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements should be read in conjunction with the audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2015. The results of the nine months ended September 30, 2016, are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control, and preventing and detecting fraud. Our system of internal accounting control is designed to assure, among other items, that: (i) recorded transactions are valid; (ii) valid transactions are recorded; and (iii) transactions are recorded in the proper period in a timely manner to produce financial statements that present fairly our financial condition, results of operations, and cash flows for the respective periods being presented.

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

Recently Issued Accounting Pronouncements
In September 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-16, Business Combinations (Topic 805). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-16 is not expected to have a material effect on our financial statements.

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

NOTE 3–GOING CONCERN

As reflected in the accompanying financial statements, we had a net loss of $3,516,144 and used cash in operating activities of $307,860 for the nine months ended September 30, 2016. We had an accumulated deficit of $9,132,830 as of September 30, 2016. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

NOTE 4–PROPERTY AND EQUIPMENT

Furniture, fixtures, and equipment, stated at cost, less accumulated depreciation, consisted of the following:

	September 30, 2016	December 31, 2015
Furniture, fixtures, and equipment	$-	$8,403
Software	221,000	-
Less: accumulated depreciation	(12,412)	(3,225)
Fixed assets, net	$208,588	$5,178

During the nine months ended September 30, 2016, we disposed of $8,403 of office furniture we were no longer using, resulting in a loss on disposal of $3,766.

Depreciation Expense
Depreciation expense for the nine months ended September 30, 2016 and 2015, was $13,824 and $2,103, respectively.

NOTE 5–SOFTWARE LICENSE

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

On October 3, 2016, we entered into an agreement to terminate the license agreement as it was no longer a core part of our daily business operations. Because of the termination, the software license is fully impaired resulting in a loss of $255,000.

NOTE 6–AVAILABLE-FOR-SALE SECURITIES

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

NOTE 7–INVESTMENT IN MHB

On November 10, 2015, we entered into an agreement to exchange 500,000 shares of our common stock for 10 million shares of MHB, Inc., doing business as Mile High Brands ("MHB"). The shares were valued at $5.80 per share, the closing stock price on the date of grant, for a total of $2,900,000. Through this transaction, we acquired 49% of the issued and outstanding common shares of MHB. MHB is a lifestyle branding agency focused on the regulated cannabis industry. Its clients include celebrities and product companies that wish to access the rapidly growing cannabis marketplace. The purchase is being accounted for according to ASC 320, Debt and Equity Securities, under the equity method of accounting. At December 31, 2015, we performed an impairment analysis of our investment in MHB. We utilized a perpetuity-based valuation model to determine a discounted cash flow and terminal value for MHB's business. Based on this analysis, it was determined that the value of the investment was impaired and that the current fair value is $1,049,475. We recorded an impairment loss on investment of $1,846,515 as of December 31, 2015. At September 30, 2016, we performed another impairment analysis of our investment in MHB. Based on this analysis, it was determined that the value of the investment was again impaired and that the current fair value is now $450,000. We have recorded an impairment loss on investment of $599,475 for the nine months ended September 30, 2016. As of September 30, 2016, this investment is valued at $450,000 net of total impairment of $2,445,990.

The impact to our financial statements for the nine months ended September 30, 2016, is immaterial as evidenced by the following financial information provided by MHB for the nine months ended September 30, 2016:

Nine Months Ended
September 30, 2016

Sales revenue	$41,629
Cost of sales	15,897
Gross margin	25,372

Operating Expenses:
General and administrative	9,466
Total operating expenses	9,466
Income from operations	15,906

Other expense:
Interest expense	-
Total other expense	-

Net income	$15,906

Net income attributed to Cannasys, Inc.	$7,794

NOTE 8–COMMITMENTS AND CONTINGENCIES

We currently sublease office space in Denver, Colorado. We signed a month-to-month lease starting January 1, 2016. Current lease payments are based on the number of desks occupied not to exceed $1,500 per month. The sublease required a deposit of $1,500, which was paid on January 25, 2016.

NOTE 9–NOTE PAYABLE

On February 16, 2016, MHB, Inc. advanced to us $7,500 to pay for certain operating expenses. The loan is unsecured, due on demand, and accrues interest at 10%. As of September 30, 2016, this loan remains outstanding and has accrued interest of $464.

Effective March 24, 2016, we issued a promissory note for $33,717 with a former employee pursuant to the terms of the employment separation agreement. The note is unsecured, non-interest-bearing, and repayable according to a specific schedule by September 19, 2016. As of September 30, 2016, the note is past due with a balance of $20,217.

On April 27, 2016, we issued a promissory note for $27,000 with Jeff Holmes in conjunction with Mr. Holmes assignment of his note dated June 26, 2015, to Blackbridge Capital, LLC (Note 10). The note included a $25,000 cash payment and a $2,000 original issue discount. The note is unsecured, accrues interest at 1% per annum, and is due and payable on October 26, 2016. In connection with the execution of the promissory note, we also issued a warrant to purchase 5,000 shares of common stock (Note 12). As of September 30, 2016, this note remains outstanding and has accrued interest of $115.

NOTE 10–NOTES PAYABLE IN DEFAULT

During the year ended December 31, 2015, we issued four unsecured promissory notes to two accredited investors, B44, LLC and Jeff Holmes, for a total of $200,000 in a private placement of our securities. The notes accrue interest at 1% per annum and were due and payable on March 1, 2016. On April 27, 2016, Jeff Holmes entered into a Note Purchase and Assignment Agreement whereby he assigned his full interest in one of the notes for $50,000 to Blackbridge Capital, LLC. On May 23, 2016, B44, LLC, entered into a Note Purchase and Assignment Agreement whereby it assigned its full interest in one of the notes for $50,000 to Kodiak Capital Group, LLC. On May 31, 2016 B44, LLC, entered into a Note Purchase and Assignment Agreement whereby it assigned its full interest in one of the notes for $50,000 to Black Forest Capital, LLC. As of September 30, 2016, one note for $50,000 remains in default.

On January 13, 2016, we issued a promissory note for $75,000 with B44, LLC. The note is unsecured, accrues interest at 1% per annum, and is due and payable on June 30, 2016. In connection with the execution of the promissory note, we also issued a warrant to purchase 11,250 shares of common stock. This note is currently in default.

NOTE 11–CONVERTIBLE NOTES PAYABLE

The following is a summary of outstanding convertible promissory notes as of December 31, 2015:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Principal Balance Outstanding 12/31/2015

EMA Financial, LLC	10/14/2015	10/14/2016	10%	$30,800
Tangiers Investment Group, LLC	11/18/2015	11/19/2016	10%	60,000
Kodiak Capital Group, LLC	11/30/2015	12/01/2016	12%	50,000
Auctus Fund, LLC	12/03/2015	09/03/2016	10%	49,250
Adar Bays, LLC	12/10/2015	12/10/2016	8%	35,000
Kodiak Capital Group, LLC	12/15/2015	07/15/2016	0%	50,000
				275,050
Less debt discount				(122,084)
				$152,966

The following is a summary of outstanding convertible promissory notes as of September 30, 2016:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Principal Balance Outstanding 9/30/2016

EMA Financial, LLC	10/14/2015	10/14/2016	12%	$13,736(1)
Tangiers Investment Group, LLC	11/18/2015	11/19/2016	10%	35,941(2)
Kodiak Capital Group, LLC	11/30/2015	12/01/2016	12%	46,283(8)
Auctus Fund, LLC	12/03/2015	09/03/2016	10%	35,646(3)
Adar Bays, LLC	12/16/2015	12/16/2016	8%	27,510(4)
Kodiak Capital Group, LLC	12/15/2015	07/15/2016	0%	50,000
Colonial Stock Transfer	01/14/2016	01/14/2017	10%	6,605
Kodiak Capital Group, LLC	03/18/2016	03/18/2017	12%	25,000(7)
Blackbridge Capital, LLC	04/27/2016	10/27/2016	1%	4,500(5)
EMA Financial, LLC	05/05/2016	05/05/2017	12%	53,500
Kodiak Capital Group, LLC	05/23/2016	08/30/2016	1%	50,000
Black Forest Capital, LLC	05/31/2016	05/31/2017	8%	30,000
Black Forest Capital, LLC	05/31/2016	05/31/2017	2%	14,420(6)
Adar Bays, LLC	07/12/2016	04/12/2017	8%	35,000
Auctus Fund, LLC	07/20/2016	04/20/2017	10%	45,750
Kodiak Capital Group, LLC	08/18/2016	08/18/2017	12%	25,000
				498,891
Less debt discount				(42,797)
				$456,094
_______________
(1)	Converted $19,564 of principal to common stock.
(2)	Converted $24,059 of principal to common stock.
(3)	Converted $13,604 of principal to common stock.
(4)	Converted $7,790 of principal to common stock.
(5)	Converted $45,500 of principal to common stock.
(6)	Converted $35,580 of principal to common stock.
(7)	Principal reduced to $25,000 per agreement dated August 18, 2016.
(8)	Converted $3,717 of principal to common stock.

Accrued interest on the above notes was $24,661 and $6,210 as of September 30, 2016, and December 31, 2015, respectively.

Debt discount expense including original issue discounts for the three and nine months ended September 30, 2016, was $86,291 and $502,140, respectively. Carrying value of all convertible notes, net of debt discounts, as of September 30, 2016, and December 31, 2015, is $463,594 and $152,966, respectively.

Based on the fair value of the embedded conversion options on the day of issuance, a loss of $418,079 and $907,090 for the three and nine months ended September 30, 2016, was recorded in the statement of operations.

NOTE 12–STOCK WARRANTS

The warrants issued by us are classified as equity. The fair value of the warrants calculated at the time of vesting was recorded as an increase to additional paid-in-capital.

On December 20, 2015, pursuant to the terms of an arrangement with National Concessions Group, Inc., we agreed to issue warrants to purchase 2,500 shares of our common stock per quarter, at a price per share equal to the trailing 60-day volume weighted average price per share of our common stock, every quarter during the six quarters the services were to be provided. As of December 31, 2015, we had issued one warrant for 2,500 shares, with an aggregate fair value of $16,000 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $1.00, stock price of $6.40, 0.8% risk free rate, 848.1% volatility, and expected life of the warrant of 1.4 years.

On December 24, 2015, we issued a warrant to purchase 150,000 shares of common stock to Michael Tew, our chief executive officer. As of December 31, 2015, the warrant had vested for 87,500 shares, with an aggregate fair value of $612,500. As of September 30, 2016, the warrant vested for another 25,000 shares, with an aggregate fair value of $175,000. The aggregate fair value is based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $1.00, stock price of $7.00, 1.33% risk free rate, 842% volatility, and expected life of the warrant of three years.

On December 24, 2015, we issued a warrant to purchase 25,000 shares of common stock to Brandon Jennewine, our director. The aggregate fair value of the warrant totaled $175,000 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $1.00, stock price of $7.00, 1.33% risk free rate, 842% volatility, and expected life of the warrant of three years.

On December 24, 2015, we issued a warrant to purchase 12,500 shares of common stock to Daniel J. Rogers, our director. The aggregate fair value of the warrant totaled $87,500 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $1.00, stock price of $7.00, 1.33% risk free rate, 842% volatility, and expected life of the warrant of three years.

On December 24, 2015, we issued a warrant to purchase 7,500 shares of common stock to David Wollins, a former director. As of December 31, 2015, the warrant had vested for 1,875 shares. The aggregate fair value of the vested warrant totaled $13,125 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $1.00, stock price of $7.00, 1.33% risk free rate, 842% volatility, and expected life of the warrant of three years. On March 22, 2016, we accepted the resignation of Mr. Wollins resulting in the cancellation of the warrant for the remaining 5,625 shares.

On January 13, 2016, pursuant to the terms of a promissory note with B44, LLC, we issued a warrant to purchase 11,250 shares of common stock. The aggregate fair value of the warrant totaled $69,750 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $1.00, stock price of $6.20, 1.15% risk free rate, 600% volatility, and expected life of the warrant of three years. On February 10, 2016, B44 exercised its right to a cashless conversion of its warrant, for which it received 8,804 shares of common stock.

On January 21, 2016, we issued a warrant to purchase 15,625 shares of common stock to KiwiTech, LLC. The aggregate fair value of the warrant totaled $71,875 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $8.00, stock price of $4.60, 2.02% risk free rate, 600% volatility, and expected life of the warrant of 10 years.

On January 24, 2016, pursuant to the terms of a consulting agreement, we issued a warrant to purchase 5,000 shares of common stock to Consigliere Inc., with an exercise price of $4.60 per share, that expires January 23, 2017. The aggregate fair value of the warrant totaled $28,967 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $4.60, stock price of $5.80, 0.47% risk free rate, 638% volatility, and expected life of the warrant of one year.

On April 28, 2016, pursuant to the terms of a promissory note with Jeff Holmes, we issued a warrant to purchase 5,000 shares of common stock. The aggregate fair value of the warrant totaled $27,000 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $1.00, stock price of $5.40, 0.91% risk free rate, 1,177% volatility, and expected life of the warrant of 2.68 years.

	Shares Available to Purchase with Warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2015	210,000	$1.00	$7.00

Issued	36,875	5.60	5.40
Exercised	(11,250)	-	-
Cancelled	(5,625)	-	-
Expired	-	-	-
Outstanding, September 30, 2016	230,000	$1.60	$6.80

Exercisable, September 30, 2016	200,000	$1.80	$6.60

Range of Exercise Prices	Number Outstanding 9/30/2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00 - $8.00	230,000	2.6 years	$1.80

NOTE 13–STOCKHOLDERS' EQUITY (DEFICIT)

On February 9, 2015, we authorized the issuance of 1,250 shares of common stock per the terms of the licensing agreement with Loyl.Me LLC. The shares were valued at $40.00 per share, the closing stock price on the date of grant, for total noncash stock compensation expense of $50,000.

On April 10, 2015, we authorized the issuance of 281 shares of common stock per the terms of the licensing agreement with Loyl.Me. The shares were valued at $29.36 per share, the closing stock price on the date of grant, for total noncash stock compensation expense of $8,250.

On July 10, 2015, we authorized the issuance of 1,202 shares of common stock per the terms of the licensing agreement with Loyl.Me. The shares were valued at $20.80 per share, the closing stock price on the date of grant, for total noncash stock compensation expense of $25,000.

On October 10, 2015, we authorized the issuance of 3,882 shares of common stock per the terms of the licensing agreement with Loyl.Me. The shares were valued at $6.44 per share, the closing stock price on the date of grant, for total noncash stock compensation expense of $25,000.

On November 10, 2015, we entered into an agreement to exchange 500,000 shares of our common stock for 10 million shares of MHB, Inc. Through this transaction, we acquired 49% of the issued and outstanding common shares of MHB, Inc. The shares were valued at $5.80 per share, the closing stock price on the date of grant, for a total of $2,900,000.

On January 14, 2016, we granted 2,500 shares of common stock to Convurge, LLC, the successor-in-interest to Loyl.Me LLC, in connection with an amendment to the license agreement. The shares were valued at $5.60 per share, the closing stock price on the date of grant, for a total noncash expense of $14,000.

On February 8, 2016, we issued 1,250 shares of common stock in consideration for accounting services rendered. The shares were valued at $5.00 per share, the closing stock price on the date of grant, for a total noncash expense of $6,250.

On February 11, 2016, we issued 3,125 shares of common stock in consideration for consulting services rendered. The shares were valued at $5.00 per share, the closing stock price on the date of grant, for a total noncash expense of $15,625.

On March 31, 2016, we entered into an Agreement of Termination, Compromise, Settlement and Mutual Release of Claims, with LuvBuds, LLC, Brett Harris, and Tag Distributing LLC, doing business as Consigliere Inc., to resolve, compromise, settle, and dispose of and any and all disputes and claims that existed or may exist among the parties. Pursuant to the terms of the agreement, Mr. Harris retained the stock grant for 15,000 shares of common stock. The shares were valued at $4.40 per share, the closing stock price on the date of grant, for a total noncash expense of $66,000.

On May 23, 2016, we entered into Amendment No. 1 to 10% Convertible Promissory Note of CannaSys to amend the terms of the 10% Convertible Promissory Note of CannaSys, Inc. dated November 18, 2015, with Tangiers Investment Group, LLC. In consideration of Tangiers Investment Group's agreement not to submit a notice of conversion prior to June 10, 2016, we issued a stock grant of 5,000 restricted shares of common stock to Tangiers Investment Group. The shares were valued at $1.20 per share, the closing stock price on the date of grant, for a total noncash expense of $6,000.

The following table reflects the amounts of principal converted, and the corresponding number of shares issued, in connection with outstanding convertible promissory notes during the quarter ended September 30, 2016:

			Shares	Amount Converted
Date	Note Holder	Price	Issued	Principal	Interest

04/29/16	Blackbridge Capital	$1.38	16,667	$25,000.00	$ -
05/03/16	EMA Financial LLC	1.50	3,500	5,250.00	-
05/19/16	Blackbridge Capital, LLC	0.02	6,061	(1)	-
05/27/16	Blackbridge Capital, LLC	0.02	102,273	(1)	-
05/27/16	EMA Financial LLC	0.12	50,000	5,500.00	-
06/03/16	Black Forest Capital. LLC	0.20	50,000	10,000.00	-
06/06/16	Auctus Fund, LLC	0.22	54,703	9,592.30	2,442
06/08/16	Blackbridge Capital, LLC	0.08	100,000	10,000.00	-
06/08/16	EMA Financial LLC	0.06	63,630	3,744.63	-
06/09/16	EMA Financial LLC	0.04	74,330	2,861.69	-
06/09/16	Tangiers Investment Group, LLC	0.08	135,065	10,400.00	-
06/10/16	Auctus Fund	0.08	53,370	4,011.67	98
06/10/16	Black Forest Capital. LLC	0.06	71,429	5,000.00	-
06/10/16	Blackbridge Capital, LLC	0.06	142,857	10,000.00	-
06/13/16	EMA Financial LLC	0.02	100,331	2,207.27	-
06/14/16	Blackbridge Capital, LLC	0.02	81,818	(2)	-
06/14/16	Tangiers Investment Group, LLC	0.06	184,298	11,150.00	-
06/15/16	Black Forest Capital. LLC	0.06	90,909	5,000.00	-
06/16/16	Tangiers Investment Group, LLC	0.04	55,632	2,509.00	-
06/17/16	Black Forest Capital. LLC	0.04	122,500	5,022.50	-
06/17/16	Blackbridge Capital, LLC	0.02	101,045	(3)	-
06/20/16	Adar Bays LLC	0.04	107,692	4,415.39	-
06/20/16	Blackbridge Capital, LLC	0.02	62,084	(2)	--
06/21/16	Black Forest Capital. LLC	0.04	122,500	5,022.50
06/22/16	Black Forest Capital. LLC	0.04	135,000	5,535.00	-
06/27/16	Blackbridge Capital, LLC	0.04	12,195	500.00	-
07/08/16	Adar Bays LLC	0.04	75,000	3,075.00	-
07/15/16	Kodiak Capital Group LLC	0.02	158,183	3,717.00	-
			2,333,072	$149,513.95	$2,540
_______________
(1) Additional shares issued for the April 29, 2016, conversion.
(2) Additional shares issued for the June 8, 2016, conversion.
(3) Additional shares issued for the June 10, 2016, conversion.

NOTE 14–PREFERRED STOCK

On July 27, 2016, we entered into a Share Exchange Agreement to exchange 1,515,000 pre-reverse-split shares of our common stock owned by F-Squared Enterprises, LLC, for 1,515,000 shares of our Series A Preferred Stock. Brandon C. Jennewine, our director, is the sole member of F-Squared Enterprises, LLC. As provided in the terms of the Series A Preferred Stock, upon October 17, 2016, the effective date of our recapitalization, the Series A Preferred Stock was automatically converted into 75,750 shares of common stock.

On July 29, 2016, we filed an Amendment to the Articles of Incorporation Designating Rights, Privileges, and Preferences of Series A Preferred Stock with the Nevada Secretary of State respecting 1,515,000 shares of Series A Preferred Stock. The Series A Preferred Stock ranks equal to our common stock respecting the payment of dividends and distribution of assets upon liquidation, dissolution, or winding up. Each share is entitled to 50 votes, voting with the common stock as a single class.

NOTE 15–SUBSEQUENT EVENTS

In accordance with ASC 855-10, Subsequent Events¸ we have analyzed our operations subsequent to September 30, 2016, through the date the financial statements were available to be issued and have determined that we do not have any material subsequent events to disclose in these financial statements other than the following.

On October 17, 2016, we completed a recapitalization of our company, consisting of a 20-to-one reverse split and an increase of authorized capitalization to 2,000,000,000 shares of common stock and 5,000,000 shares of preferred stock, par value $0.001. This recapitalization triggered the automatic conversion of the 1,515,000 shares of Series A Preferred Stock to 75,750 shares of common stock.

Our amended and restated articles of incorporation authorize us to issue 2,500,000,000 shares of capital stock, consisting of 2,000,000,000 shares of common stock, par value $0.001, and 5,000,000 shares of preferred stock, par value $0.001.

On November 1, 2016, we issued 50,000 shares of our common stock to Patrick G. Burke pursuant to a consulting agreement to engage his services as our chief operating officer. The consulting agreement also provides for the issuance of 50,000 shares on January 1, 2017, and 50,000 shares on March 1, 2017.

On November 4, 2016, pursuant to a note purchase and assignment agreement dated October 31, 2016, B44 LLC agreed to assign its two promissory notes ($50,000 issued on September 6, 2015 and $75,000 issued on January 13, 2016) to an unaffiliated accredited investor. Under the note purchase and assignment agreement, the accredited investor paid $25,000 to B44 and has the option to purchase B44's remaining interest in the notes in four additional tranches of $25,000 each in its sole discretion. As part of this transaction, we issued a replacement convertible promissory note to the accredited investor that provides for interest at 2% per annum and conversion of any amounts funded by the replacement note into shares of CannaSys common stock in accordance with its terms. The principal sum and related interest due to the holder shall be prorated based on the number of tranches actually acquired by the holder from B44.

On November 4, 2016, an accredited investor funded $25,000, the first tranche of an 8% Convertible Promissory Note up to $137,500 under the Securities Purchase Agreement with an accredited investor. We received $23,000, less $2,000 retained by the accredited investor for its legal fees and expenses. The Securities Purchase Agreement and Convertible Promissory Note provide for funding up to $137,500, in tranches of $25,000 each, with additional tranches in the sole discretion of the accredited investor, resulting in funding up to $125,000 with total original issue discounts of $12,500 pro rated per tranche under the note. The outstanding amounts funded under the convertible note are convertible into shares of our common stock in accordance with its terms.

Subsequent to September 30, 2016, we issued shares of common stock in conversion of principal on our outstanding convertible notes as follows:

				Amount Converted
Date	Note Holder	Price	Shares Issued	Principal	Interest

10/07/2016	Kodiak Capital Group LLC	$0.007	163,044	$ 222.82
10/17/2016	Auctus Fund LLC	0.000	166,039	2,374.35
10/17/2016	Black Forest Capital, LLC	0.013	174,000	2,262.00
10/18/2016	EMA Financial LLC	0.005	179,800	934.60
10/20/2016	Black Forest Capital, LLC	0.013	190,770	2,480.00
10/21/2016	Black Forest Capital, LLC	0.013	210,000	2,730.00
10/20/2016	Auctus Fund LLC	0.014	174,170	2,490.63
10/21/2016	EMA Financial LLC	0.005	216,450	1,125.54
10/19/2016	Microcap Equity Group LLC	0.013	174,153	2,264.00
10/20/2016	Colonial Stock Transfer	0.012	205,128	2,400.00
10/24/2016	Black Forest Capital, LLC	0.013	239,000	3,107.00
10/24/2016	Microcap Equity Group LLC	0.013	239,230	3,110.00
10/24/2016	Auctus Fund LLC	0.010	239,600	2,491.84
10/25/2016	Black Forest Capital, LLC	0.013	259,000	3,367.00
10/26/2016	Microcap Equity Group LLC	0.013	260,153	3,382.00
10/26/2016	Adar Bays LLC	0.020	250,000	5,000.00
10/26/2016	Auctus Fund LLC	0.010	284,100	2,954.64
10/26/2016	EMA Financial LLC	0.005	293,300	1,525.16
10/27/2016	Microcap Equity Group LLC	0.013	260,153	3,382.00
10/28/2016	Black Forest Capital, LLC	0.013	311,285	4,000.00
10/28/2016	Adar Bays LLC	0.012	342,412	4,150.00
10/28/2016	Microcap Equity Group LLC	0.012	373,913	4,300.00
10/31/2016	Kodiak Capital Group LLC	0.000	171,000	1,453.50
10/31/2016	EMA Financial LLC	0.005	429,213	1,974.38
10/31/2016	Auctus Fund LLC	0.009	374,500	3,445.40
10/31/2016	Adar Bays LLC	0.011	373,913	4,050.00
10/31/2016	Microcap Equity Group LLC	0.012	414,956	4,772.00
10/31/2016	Kodiak Capital Group LLC	0.000	824,694	309.26
11/1/2016	Adar Bays LLC	0.011	469,565	5,150.00
11/2/2016	Black Forest Capital, LLC	0.011	370,000	3,977.50
11/2/2016	EMA Financial LLC	0.004	530,500	2,153.83
11/2/2016	Microcap Equity Group LLC	0.010	512,315	5,200.00
11/2/2016	Adar Bays LLC	0.010	465,116	4,750.00
11/3/2016	Auctus Fund LLC	0.008	374,500	3,040.94
11/3/2016	Adar Bays LLC	0.005	462,264	2,200.00
11/3/2016	Microcap Equity Group LLC	0.000	497,767	(1)
11/4/2016	Tangiers Investment Group, LLC	0.005	1,381,761	6,591.00
11/4/2016	Adar Bays LLC	0.003	664,528	1,750.00
11/4/2016	Black Forest Capital, LLC	0.003	690,000	2,090.33	$1,566.77
11/7/2016	Adar Bays LLC	0.005	513,585	2,472.00	-
11/8/2016	Auctus Fund LLC	0.005	867,000	3,960.91	61.97
11/8/2016	EMA Financial LLC	0.002	895,500	1,898.46	-
11/8/2106	Black Forest Capital, LLC	0.005	301,436	1,593.77	3.84
			16,789,813	$122,886.86	$1,632.58
_______________
(1) Additional shares issued for adjustment to prior conversion price.

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

Overview

We create, develop, and commercialize innovative solutions for the expanding medical and recreational cannabis community. Our solutions enhance customer service and provider efficiency, including customer loyalty software applications; create producer and retailer opportunities through the distribution of our own retail brands; and assist with marketing and branding for product companies. We do not grow, distribute, or sell cannabis or products containing cannabis.

We believe there is a trend toward legalizing medical and recreational use of cannabis. If and as additional states across the nation legalize medical or recreational use and develop regulatory schemes, we believe a commercial cannabis industry will be established. We seek to apply and exploit our knowledge and experience to introduce products for this emerging industry, which continues to encounter resistance from many traditional, integral service providers of loyalty programs, payment methods, wholesale supply, supply management and delivery, and similar items. We believe the resistance or reluctance of others to enter the cannabis industry provides, at least temporarily, a commercial opportunity for us.

Our products serve both medical and recreational growers, dispensers, and customers. Our product development and introduction are focused in Colorado, where both medical and recreational cannabis are permitted under a developing regulatory regime, as well as California, a rapidly evolving market that we believe presents an opportunity for our products. We are preparing for future expansion if and as cannabis for medical or recreational use becomes legalized and regulated in additional states that have ongoing public dialogue and regulatory or legislative consideration regarding legalization, such as Nevada, Oregon, the District of Columbia, and others. In the next 12 months, we are considering operating in only Colorado, Washington, California (medical only), and Oregon, since the Oregon voters approved legalization, with the Oregon Liquor Control Commission tasked with regulating sales of marijuana.

Results of Operations for the Three Months Ended September 30, 2015,
Compared to the Three Months Ended September 30, 2014

Revenue and Costs of Goods Sold

Revenue was $499 and $48,156 for the three months ended September 30, 2016 and 2015, respectively, representing a decrease of $47,657 during the most recent interim period, when our operations were curtailed due to extreme shortages of cash. Our revenue has been generated through a combination of software development and consulting services related to custom-built software. During the three months ended September 30, 2015, we generated the majority of our revenue from custom software development related to CannaLIMs, ongoing recurring contracts for BumpUp Rewards, and custom development related to BumpUp Rewards white-label applications.

Our cost of goods sold was $0 and $6,800 for the three months ended September 30, 2016 and 2015, respectively, representing a decrease of $6,800 during the most recent interim period, when our operations were curtailed due to extreme shortages of cash.

Operating Expenses

Stock-based compensation expense was $119,125 and $0 for the three months ended September 30, 2016 and 2015, respectively. Compensation expense in the current year is largely due to warrants issued to officers, consultants, and other service providers. There were no warrants issued in the prior period.

Professional fees were $95,286 and $58,847 for the three months ended September 30, 2016 and 2015, respectively, an increase of $36,439, or 61.9%, in the current period. The increase can be largely attributed to increased legal fees associated with our SEC filings.

Salary and wage expense was $49,092 and $335,297 for the three months ended September 30, 2016 and 2015, respectively, a decrease of $286,205 or 85.3%, in the current period. The decrease in the current period is due to a decrease in the number of employees. In addition, in the prior period there was $130,000 of noncash stock compensation expense for shares issued to our chief executive officer.

General and administrative expense was $68,240 and $96,394 for the three months September 30, 2016 and 2015, respectively, a decrease of $28,154, or 29.2%, in the current period. The decrease in the current period can be attributed to a decrease in consulting expense and the use of other subcontractors.

Other Income and Expense

For the three months ended September 30, 2016, we had total other expense of $1,335,360, compared to $1,410 for the three months ended September 30, 2015. For the three months ended September 30, 2016, we recorded interest expense of $12,749, amortization of debt discount of $86,291, a loss on the issuance of convertible debt of $418,079, a loss on the write down of assets of $258,766, impairment loss on investment of $599,475, and a $40,000 gain on the forgiveness of debt. In the prior period, we recorded only $1,410 of interest expense.

Net Loss

For the three months ended September 30, 2016, we had a net loss of $1,666,604, as compared to a net loss of $450,592 in the prior period. This increase is the direct result of stock-based compensation, interest expense for debt discount, and the loss on issuance of convertible debt, as discussed above.

Results of Operations for the Nine Months Ended September 30, 2015,
Compared to the Nine Months Ended September 30, 2014

Revenue and Costs of Goods Sold

Revenue was $59,150 and $76,404 for the nine months ended September 30, 2016 and 2015, respectively, representing a decrease of $17,254, or 22.4%, during the most recent interim period, when our operations were curtailed due to extreme shortages of cash. Our revenue has been generated through a combination of software development and consulting services related to custom-built software. We generate the majority of our revenue from custom software development related to CannaLIMs, ongoing recurring contracts for BumpUp Rewards, and custom development related to BumpUp Rewards white-label applications.

Our cost of goods sold was $24,260 and $10,018 for the nine months ended September 30, 2016 and 2015, respectively, an increase of $14,242, or 142%, in the current period. The increase in cost of goods sold is a result of additional expense for software development.

Operating Expenses

Stock-based compensation expense was $604,592 and $0 for the nine months ended September 30, 2016 and 2015, respectively. Compensation expense in the current year is largely due to warrants issued to officers, consultants, and other service providers. There were no warrants issued in the prior period.

Professional fees were $307,713 and $155,827 for the nine months ended September 30, 2016 and 2015, respectively, an increase of $151,886, or 97.4%, in the current period. The increase can be largely attributed to increased legal fees associated with our SEC filings.

Salary and wage expense was $183,793 and $572,151 for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $388,358, or 67.8%, in the current period. The decrease in the current period is due to a decrease in the number of employees. In addition, in the prior period there was $130,000 of noncash stock compensation expense for shares issued to our chief executive officer.

General and administrative expense was $198,261 and $200,585 for the nine months September 30, 2016 and 2015, respectively, a decrease of $2,324, or 1.1%, in the current period.

Other Income and Expense

For the nine months ended September 30, 2016, we had total other expense of $2,256,675, compared to $2,088 for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, we recorded interest expense of $29,204, amortization of debt discount of $502,140, a loss on the issuance of convertible debt of $907,090, a loss on the write down of assets of $258,766, impairment loss on investment of $599,475, and a $40,000 gain on the forgiveness of debt. In the prior period, we recorded only $2,088 of interest expense.

Net Loss

For the nine months ended September 30, 2016, we had a net loss of $3,516,144, as compared to a net loss of $864,265 in the prior period. This increase is the direct result of stock-based compensation, interest expense for debt discount, and the loss on issuance of convertible debt, as discussed above.

Liquidity and Capital Resources

During the nine months ended September 30, 2016, we used cash of $307,860 in operating activities and received $302,000 from financing activities.

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

We anticipate also accessing the capital markets in order to fund future research and development, as well as expand product offerings to include future versions of products and possible acquisitions of ancillary products and services. We have budgeted $1 million for capital expenditures and other costs during the next 12 months, consisting of $200,000 for enhanced software development and marketing in the coming six months, $200,000 in overhead, $500,000 for debt retirement, and $100,000 for legal, audit and accounting expenses. We have budgeted $500,000 for debt retirement and, if necessary, to provide for refinancing or extensions of our existing debt, including principal and any interest due under the terms of our current financing agreements with our capital partners. We do plan to raise additional debt financing, although we cannot guarantee what structures our sources of financing may choose in the future, and there is no guarantee we will be able to secure additional funding. In addition, the vast majority of our debt is convertible into common stock, in which case we will not have to retire it; the investors are able to convert the debt into our shares. If we were to retire all of our outstanding debt, including the convertible promissory notes, and pay the maximum potential interest due, we would need to budget approximately $700,000.

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

Going Concern

Our interim unaudited financial statements have been prepared on the going concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the interim unaudited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we not be unable to continue as a going concern.

Off Balance Sheet Arrangements

As of September 30, 2016, there were no off balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and September as of September 30, 2016, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2016, we issued:

•	75,000 shares of our common stock upon conversion of principal of $3,075, at $0.041 per share, pursuant to a promissory note to an unaffiliated noteholder.

•	158,183 shares of our common stock upon conversion of principal of $3,717, at $0.023 per share, pursuant to a promissory note to an unaffiliated noteholder.

The issuances of the shares to the above parties were made in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering. The parties confirmed the foregoing and acknowledged, in writing, that (i) the securities must be acquired and held for the buyer's own account and not with a present view towards the public sale or distribution thereof, except pursuant to sales registered or exempted from registration under the Securities Act, and (ii) the buyers are accredited investors under the meaning of Rule 506 of Regulation D under the Securities Act. All certificates evidencing the shares issued bear or will bear a restrictive legend until such time as the shares have been registered under the Securities Act or may be sold pursuant to Rule 144 under the Securities Act without any restriction. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

ITEM 3. DEFAULTS ON SECURITIES

As of September 30, 2016, a promissory note for $33,717 with a former employee pursuant to the terms of the employment separation agreement was in default with a balance of $20,217.

As of September 30, 2016, a promissory note for $50,000 with an accredited investor is in default. The note principal was $50,000 with accrued interest of $500 through September 30, 2016.

As of September 30, 2016, a promissory note for $75,000 with an accredited investor is in default. The note principal was $75,000 with accrued interest of $487, through September 30, 2016.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 3	Articles of Incorporation and Bylaws
3.03	Certificate of Designation	Incorporated by reference from current report on Form 8-K filed August 2, 2016

3.04	Certificate of Amendment filed September 22, 2016	Incorporated by reference from Definitive Information Statement on Schedule 14C filed September 6, 2016

Item 10	Material Contracts
10.53	First Amendment to 8% Convertible Redeemable Notes executed July 12, 2016	Incorporated by reference from current report on Form 8-K filed July 26, 2016

10.54	Securities Purchase Agreement between CannaSys, Inc. and Auctus Fund LLC, dated July 20, 2016	Incorporated by reference from current report on Form 8-K filed July 27, 2016

10.55	Convertible Promissory Note in the amount of $45,750 Payable to Auctus Fund, LLC	Incorporated by reference from current report on Form 8-K filed July 27, 2016

10.56	Share Exchange Agreement between CannaSys, Inc., and F-Squared Enterprises LLC, effective July 27, 2016	Incorporated by reference from current report on Form 8-K filed August 2, 2016

10.57	Asset Purchase Agreement, together with exhibits, between CannaSys, Inc. and Beta Killers LLC, dated August 10, 2016	Incorporated by reference from current report on Form 8-K filed August 16, 2016

10.58	Amendment No. 1 to Transaction Documents between CannaSys, Inc. and Kodiak Capital Group, LLC, dated August 18, 2016	Incorporated by reference from current report on Form 8-K filed August 24, 2016

10.59	Agreement of Termination, Compromise, Settlement, and Mutual Release of Claims between CannaSys, Inc. and National Concessions Group, Inc. effective September 30, 2016	Incorporated by reference from current report on Form 8-K filed October 11, 2016

10.60	Agreement of Termination between CannaSys, Inc. and Loyl.Me, LLC effective September 30, 2016	Incorporated by reference from current report on Form 8-K filed October 11, 2016

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
31.02	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Exhibit Number*	Title of Document	Location

Item 101**	Interactive Data File
101.INS	XBRL Instance Document	This filing.

101.SCH	XBRL Taxonomy Extension Schema	This filing.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing.
_______________

*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.
**	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned hereunto duly authorized.

CANNASYS, INC.
Registrant

Dated: November 21, 2016	By:	/s/ Michael A. Tew
Michael A. Tew, Chief Executive Officer,
Chief Financial Officer, Secretary,
and Treasurer