Form 10-K
period 2016-12-31
CANNASYS INC
filed 2017-04-17
CIK 1417028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant, after giving retroactive effect to a 20:1 reverse split of the outstanding shares that was effective in October 2016, computed by reference to the price at which the common equity was last sold as of June 30, 2016, was $292,757,387.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 7, 2017, there were 1,053,279,877 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. None.

CannaSys, Inc.
Form 10-K for the fiscal year ended December 31, 2016

Table of Contents

Item		Page
	Part I
--	Special Note on Forward-Looking Statements	3
1	Business	4
1A	Risk Factors	23
1B	Unresolved Staff Comments	32
2	Properties	32
3	Legal Proceedings	32
4	Mine Safety Disclosures	32

	Part II
5	Market for Registrant’s Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	32
6	Selected Financial Data	33
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
7A	Quantitative and Qualitative Disclosures about Market Risk	38
8	Financial Statements and Supplementary Data	38
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	38
9A	Controls and Procedures	39
9B	Other Information	40

	Part III
10	Directors, Executive Officers and Corporate Governance	41
11	Executive Compensation	44
12	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	46
13	Certain Relationships and Related Transactions, and Director Independence	47
14	Principal Accounting Fees and Services	48

	Part IV
15	Exhibits and Financial Statement Schedules	50
--	Signatures	58

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contains statements about the future, sometimes referred to as “forward-looking” statements. Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions. Statements that describe our future strategic goals, plans, objectives, and predictions are also forward-looking statements.

This report contains forward-looking statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources. This forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include those relating to our liquidity requirements, the continued growth of the software industry, the success of our product development, marketing and sales activities, vigorous competition in the software industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates and the trading price of our common stock), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws.

Any forward-looking statements, including those regarding our or our management’s current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance or results or events and involve risks and uncertainties, such as those discussed in this report.

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

PART I

ITEM 1. BUSINESS

Overview

General

Since 2013, we have focused on developing and acquiring products and services that are attractive components of the ancillary services segment of the regulated cannabis industry. We do not grow or produce cannabis or products that contain cannabis. We sell value-add services that we believe enhance branding, marketing, and other key touch-points within the regulated cannabis industry.

The cannabis industry is rapidly changing, driven by favorable regulatory expansion at the state level, enhanced regulation around cultivation and testing, and maturation of marketing and branding efforts among both retailers and branded product companies. Our initial products, CannaCash, CannaTrade, ExchangeHemp, and CannaLIMS, either have been merged with our newly launched products or remain components of our product suite as we seek to introduce streamlined, more cost-effective, and high-margin technology and services into the changing marketplace.

Our initial consumer product, BumpUp Rewards, was introduced into the market as CannaCash in July 2014 and did not fully reach the market as BumpUp Rewards until July of 2015. We continued to pursue selective market penetration for BumpUp Rewards in order to gain information on the consumer’s purchasing habits and retailers’ marketing needs. However, we have deemphasized BumpUp Rewards and BumpUp Rewards white-label applications in order to concentrate our efforts on marketing and distributing Citizen Toke, a text-message-based social customer acquisition platform for retailers and branded products companies.

Intent to Acquire Alliance Financial Network, Inc.

On March 29, 2017, we announced that we intended to acquire Alliance Financial Network, Inc. (“AFN”), a Colorado-based financial technology company that provides a unique, proprietary digital transaction and mobile payment solution for bank-choked and cash-intensive industries. AFN is a federally registered financial institution that has developed, owns, and operates eXPO™, its electronic eXchange POrtal.

eXPO™ provides access for consumers and businesses to transfer funds electronically, whether consumer-to-consumer, consumer-to-business, business-to-consumer, or business-to-business, outside traditional banking channels. Federal and federally insured state banks currently do not serve those who grow and sell cannabis products on the stated ground that growing and selling cannabis is illegal under federal law. We believe AFN’s eXPO™ delivers electronic payment solutions to the cannabis and other bank-choked industries. eXPO™ has the ability to accurately track and report local, state, and if applicable, federal tax obligations of consumers and retailers.

As noted above, AFN and eXPO™ are registered with the U.S. Department of the Treasury Financial Crimes Enforcement Network (FinCEN) as a financial institution. This registration provides AFN with the appropriate regulatory framework and guidance on a federal level for Bank Secrecy Act (BSA) and Anti-Money Laundering (AML) compliance. The eXPO™ mobile application is downloadable by consumers and businesses once they become an eXPO™ member.

Under the non-binding provisions of the Letter of Intent with AFN, we would acquire AFN through a tax-free merger with our subsidiary. If the acquisition is completed, AFN stockholders would receive a controlling block of our equity, and AFN would name designees to our board and executive team. The combined company, to be renamed Alliance Financial Network, Inc., would market AFN’s products and platforms, as well as our suite of products. The parties are preparing definitive agreements that we anticipate executing before month end. However, we cannot assure that we will be able to agree to the terms of definitive agreements or that the transaction will be completed.

2016 Activities

In the last year, we have worked to acquire technology and branding assets that enhance our asset base while restructuring the overall business to streamline product and service integration and operations. The cannabis industry continues to encounter resistance from traditional loyalty marketers, branded consumer products companies, as well as traditional banking, all of which we believe present an opportunity for us. We believe the integration of Citizen Toke with AFN’s eXPO™ solution is a unique platform for both consumer transaction solutions in the cannabis industry.

We believe we are close to achieving our strategic goals of creating a highly distributable and scalable solution for consumer transactions in the cannabis industry. The economic model for AFN is very complementary to our core products. Once scaled, eXPO™ can have a meaningful impact on our ongoing financial results. Finally, eXPO™ has wide reaching applications beyond the cannabis industry, including the firearms industry, which will diversify AFN’s revenue stream and provide additional long-term value creation for our investors.

Our principal activities to date have been the following:

● Raising Capital. We have been focused primarily on raising capital to finance our operations and software research and development.

● Creating New Products. We have developed new software products, including BumpUp Rewards, CannaLIMS, a laboratory information management systems product, as well as BumpUp Rewards white-label. We recently acquired, and will continue to develop, market, and distribute Citizen Toke as we deemphasize the remainder of our business-to-business products.

● Strategic Relationships. We have concentrated our efforts on establishing complementary strategic relationships and selecting acquisitions in order to facilitate new and complementary product development and distribution. Specifically, we have sought to use our currency to consolidate a vertically integrated value chain delivering consumer-oriented solutions for the cannabis industry. We acquired Citizen Toke in August 2016 and followed that acquisition with our intent to acquire AFN and combine the two products into a vertically integrated solution.

● Marketing and Distribution. We have selectively marketed our core software products to the cannabis industry.

The availability, functionality, and payment options of our products are tailored, based on state and local laws and regulations. Our software products are centrally hosted by us and accessed by the client through web browsers and mobile applications.

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

Products

eXPO™

On March 29, 2017, we announced our intent to acquire 100% of the assets of Alliance Financial Network, Inc., and its eXPO™ product. eXPO™ provides end-to-end transaction processing solutions for retailers operating in bank-choked industries, including the cannabis industry. We are now negotiating the terms of definitive transaction documents.

Citizen Toke

On August 10, 2016, we acquired Citizen Toke, a mobile, text-message-based deals platform focused on user acquisition and customer engagement for both regulated cannabis retailers and branded non-cannabis products companies, from Beta Killers LLC. Beta Killers LLC is an innovation laboratory that develops technologies to improve the ways consumers and businesses interact. Simultaneously, we agreed to provide $100,000 in cash to fund development of a more advanced version of Citizen Toke’s software platform and engaged the Citizen Toke lead developer as an adviser. We are negotiating collaborative arrangements with partners to launch the Citizen Toke platform in Colorado and California. Based on initial feedback from customers, retailers, and branded products companies, we plan to focus on launching the Citizen Toke application into the market.

Mile High Consulting and Branding, Inc. Branded Products

We expect product licensing and distribution opportunities through Mile High Consulting and Branding, Inc., a Colorado corporation, of which we own 51% and MHB, Inc. owns 49%. Mile High Consulting and Branding is focused on licensing products with retired professional athletes alongside the Gridiron Cannabis Coalition, an organization that promotes lawful medicinal marijuana use.

BumpUp Rewards

We developed BumpUp Rewards as an affiliate-based membership rewards loyalty program, based on Loyl.Me’s Automated Cloud and Customer Relationship Management Platform, designed specifically for the cannabis industry. An early version of BumpUp Rewards was introduced into the market as CannaCash in July 2014. The BumpUp Rewards application is free for customers and an efficient use of marketing dollars for dispensaries and providers. The BumpUp Rewards application allows for strong social media ties and an electronic solution for providing gifts, points, and discounts to friends and family. BumpUp Rewards includes an internal control mechanism designed to enhance compliance with the regulatory requirements applicable to individual retail outlets and customers based on applicable state licensing information and customers’ locations. BumpUp Rewards enables retailers to gain new customers through gifts, to retain customers through the affiliate and store-specific points program, and to tailor specials and free advertising via the BumpUp Rewards program to a growing customer marketplace. We license our customers to use this product and provide updates in consideration of the payment of monthly fees.

For retail establishments, BumpUp Rewards offers the ability to gain new customers through gifts, retain customers through the affiliate and store-specific points program, and tailor specials and free advertising via the BumpUp Rewards program to an increasingly significant customer marketplace.

We deemphasized the BumpUp product in order to concentrate our efforts on marketing and distributing Citizen Toke.

BumpUp Rewards White-Label Applications

On December 22, 2015, we entered into a joint software development and marketing agreement with National Concessions Group, Inc., the organization responsible for marketing and branding a cannabis product brand called O.penVAPE. BumpUp Rewards white-label application, the product of this joint effort, is an advanced version of our BumpUp Rewards application intended to incentivize product and corporate sales organizations through a proprietary points system. O.PenVape’s “O Rewards” loyalty application, based on our BumpUp Rewards platform, became available for download to consumers in both iOS and Android devices in beta format in March 2016.

We deemphasized the BumpUp white-label product in order to concentrate our efforts on marketing and distributing Citizen Toke.

CannaLIMS

CannaLIMS is a laboratory management information system product focused solely on the cannabis marketplace to assist cannabis laboratories in meeting multiple state and local level regulatory reporting requirements, which we update regularly. We license our CannaLIMS system to customers, who access the software through web browsers and mobile applications, for recurring license fees. We launched this product into the market and have secured recurring revenue clientele. However, to date, demand for CannaLIMS has been limited as many laboratories build and use their own software, so we have shelved its marketing and development for the time being.

Marketing

We strive to integrate our marketing and sales strategies in order to minimize our user acquisition costs for software products we license while maximizing the distribution of our branded products businesses. We plan to gain scale through the implementation of social media, search-engine optimization, and web-based marketing. We also have a strategic relationship and minority interest in Duby, LLC, a social media application focused on cannabis users. Duby and its management team have helped us in introducing and marketing our services to its customers as well as assisting with acquiring new customers.

Going forward, we plan to continue to broaden the products and services we offer through our established marketing channels. We market all of our products within regulatory constraints.

We cannot assure that we will be able to attain any of the above operational goals or that we will be able to obtain funding that may be required to support such level of operations.

Strategic Relationships

Beta Killers LLC

Beta Killers LLC provides professional services related to technology, product, and software development; branding, marketing, and business development; products sales and growth; and customer relations to us. We have committed $100,000 to Beta Killers to deliver a more advanced version of Citizen Toke’s software platform. We have also engaged Beta Killers’ chief executive officer and lead developer of Citizen Toke as our adviser. We are very encouraged by positive feedback from customers, retailers, and branded products companies and plan to focus our efforts on launching Citizen Toke into the market immediately.

MHB, Inc. and Mile High Consulting and Branding, Inc.

MHB, Inc., a Colorado corporation doing business as Mile High Brands, is a lifestyle branding agency focused on the regulated cannabis industry. Its clients include celebrities and product companies that wish to access the rapidly growing cannabis marketplace.

In November 2015, we closed a share exchange agreement with MHB that provided, among other things, an equal exchange of common stock, reciprocal seats on the board of directors, and a share of gross revenues. In December 2016, we revised our share exchange agreement with MHB to reduce the share exchange to 15,000 shares of each company and deemphasized our strategic stake in MHB in favor of our newly formed Mile High Consulting and Branding, Inc. joint venture company as discussed below.

In May 2016, we entered into a Stockholders Agreement with MHB, Inc., as co-founders, to govern our new joint venture company, Mile High Consulting and Branding, Inc. Although we own 51% of the new joint venture company and control its board of directors, under the Stockholders Agreement, distributions of revenue from a particular opportunity may vary depending on the nature of the opportunity, who brought to opportunity to the joint venture’s attention, funding requirements for the opportunity, and other factors. The revenue split will be based on the respective ownership interest of the stockholders, currently 49% to MHB, Inc. and 51% to us, unless the board agrees on a different allocation.

Mile High Consulting and Branding plans to secure agreements with celebrity partners to provide branding opportunities through a “matching service” between the celebrity and a branded products company. Branded products companies will develop the product and provide a revenue sharing agreement with Mile High Consulting and Branding, as applicable. These types of opportunities–primarily organically sourced–are those that will be developed through Mile High Consulting and Branding. We do not plan to include existing or legacy technology products in our transactions with Mile High Consulting and Branding.

Green Capital Ventures, Inc.

On November 17, 2015, we entered into a joint marketing and distribution partnership in California with Green Capital Ventures, Inc. Green Capital is a holding company and consulting firm focused on launching and commercializing products with an altruistic objective. The principals of Green Capital founded the Gridiron Cannabis Coalition, an organization dedicated to the advancement of medicinal cannabis as a treatment for brain disease and bodily injuries resulting from playing professional sports. Together with Green Capital, we intend to seek commercial partnerships for Gridiron Cannabis Coalition and to support its marketing efforts, beginning in Colorado.

We are supporting the marketing effort to launch a pain relief transdermal patch marketed as “Gridline Cannabis” with distribution partners and retailers throughout Colorado through our Citizen Toke software.

National Concessions Group, Inc.

On December 22, 2015, we entered into a technology development and joint marketing agreement with National Concessions Group, Inc., a cannabis marketing and distribution company whose products are marketed under the “O.penVAPE” brand. We are working with National Concessions Group to develop O.PenVape’s “O Rewards” loyalty application based on our BumpUp Rewards platform. O Rewards, launched in beta format in March 2016, is a loyalty product focused on retail brands in the cannabis industry. We will jointly market this application to other product manufacturers in the cannabis industry. This is our first market introduction of BumpUp Rewards white label.

We also engaged National Concessions Group to assist us with marketing, public relations, and introductions to potential investors, including other efforts for both parties’ mutual benefit. To begin this strategic relationship, we agreed to issue warrants to purchase 2,500 shares of our common stock per quarter, at a price per share equal to the trailing 60-day volume weighted average price per share of our common stock, up to a maximum of 15,000 shares, for ongoing services. After issuing the initial warrant to purchase 2,500 shares, during the quarter ended September 30, 2016, we terminated our distribution and marketing relationship with National Concessions Group, Inc., and our obligation to issue additional warrants in order to concentrate our efforts on additional relationships related to Citizen Toke.

KiwiTech, LLC

In December 2015, we entered into an agreement with KiwiTech, LLC, to expand, support, and further develop our software products and web and mobile applications. KiwiTech is a business incubator providing a combination of mobile technology development solutions and active investment into new technologies. Under the agreement, we engaged KiwiTech to perform not less than $250,000 in hourly labor charges for development work between January 1 and December 31, 2016. This minimum commitment will be paid 50% in cash and 50% through the issuance of warrants for the purchase of our common stock. On January 21, 2016, we issued to KiwiTech a warrant for the purchase of 15,625 shares, at the exercise price of $0.40 per share, with an expiration date of December 31, 2025.

Duby, LLC

On December 10, 2015, we acquired a 1.083% interest in Duby, LLC, a social media application focused on cannabis consumers. As part of the acquisition, Duby agreed to assist in the promotion of our products and services on its platform. We purchased the interest in Duby as part of ongoing negotiations for the joint marketing and promotion of our respective products. On May 13, 2016, we announced that Duby had agreed to join forces with us to accelerate new user adoption for our latest product, Citizen Toke.

Other Relationships

In February 2015, we entered into a licensing agreement with Loyl.Me, LLC, for its Automated Cloud and Customer Relationship Management Platform. We owed a final cash installment of $15,000 to Loyl.Me as part of a base fee for the software license and we were required to remit to Loyl.Me 8% of our gross revenues generated from the licensing agreement. Because we had not had a meaningful demand for Loyl.Me’s software, we did not owe any amounts under the royalty arrangement. On October 3, 2016, we entered into an agreement to terminate the license agreement and the services agreement, and Loyl.Me waived the final $15,000 cash payment.

In April 2015, we signed a definitive agreement with PhytaTech Labs for the first installation of our CannaLIMS software, a lab information management system targeted for cannabis testing facilities and laboratories. In conjunction with this agreement, we signed a joint software development agreement in partnership with PhytaTech Labs, a multi-jurisdictional lab operator. However, we deemphasized our development and marketing of this product as most laboratories develop their own internal laboratory information management system.

In April 2015, Rocky Mountain Hemp Association (also known as the National Hemp Association) selected our online service, ExchangeHemp, as its exclusive trading platform and marketplace. In September 2015, we launched ExchangeHemp in partnership with the National Hemp Association as part of an exclusive joint marketing agreement between our customers and National Hemp Association’s member entities. Although we are excited about the opportunity although the venture has not been successful, and we have since deemphasized our ExchangeHemp business.

In May 2015, we signed an agreement for implementation of our BumpUp Rewards loyalty marketing platform on StrainData, a wholly owned subsidiary of CannLabs, Inc. To date, no business activity has been procured under this agreement.

In September 2015, we entered into a letter of intent with Green Tree International, Inc., the parent company of Amercanex, the American Cannabis Exchange, and the American Hemp Exchange, to sell our CannaTrade and ExchangeHemp trading platforms to Amercanex for a combination of cash and seats on the Amercanex exchange. The transaction was not consummated, and the letter of intent expired according to its terms. We have since deemphasized our CannaTrade and ExchangeHemp businesses.

Between December 2015 and March 31, 2016, we worked with LuvBuds, LLC, which marketed products such as branded logo t-shirts, mugs, and other accessories. We are no longer pursuing this relationship.

We continually review the commercial viability and opportunities that we believe are afforded by each of our strategic relationships and consider prospects for other relationships. Accordingly, we may change or terminate existing strategic relationships or enter into new relationships.

Competition

The current market for cannabis-related technology is highly fragmented because of the new emergence of the industry, which is continuously evolving as states in addition to Colorado, Washington, California, and Oregon implement new laws allowing production and sale of medical or recreational cannabis. We believe the primary competition is currently store-specific loyalty programs, marketing outreach, and point-of-sale systems for the BumpUp Rewards product. However, there are few, if any, products in the marketplace that have the capability and reach of Citizen Toke leveraged together with Duby’s user base. Finally, new products to facilitate transactions, now principally completed for cash, via an electronic payment medium such as AFN’s eXPO™ have entered the cannabis industry marketplace. We continue to monitor the competitive environment for eXPO™ and AFN.

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

Government Regulations

We will operate only in states that have legalized various aspects of medical or recreational use of cannabis and that have established laws and regulations governing the operations of their respective licensees. We do not produce, transport, process, or sell cannabis or products containing cannabis, but only provide the cannabis-related industry with ancillary technology programs in accordance with applicable state laws.

Although we do not cultivate, process, possess, distribute, or sale cannabis or cannabis products, because our products and services are related to the cannabis industry, we and our products and services are possibly subject to a number of federal, state, and local laws, rules, and regulations directly and indirectly regulating the cannabis industry conduct through financial and other regulations, such as the anti-money laundering provisions of the Bank Secrecy Act (BSA) and provisions under the jurisdiction of the Federal Deposit Insurance Corporation (FDIC), the Financial Crimes Enforcement Network (FinCEN), and others.

Federally insured and regulated financial institutions face conflicting regulatory requirements that treat the cannabis industry as illegal under federal law even when it is permitted under some state laws. However, 32 states plus the District of Columbia allow medical cannabis, and the issue is further complicated with Washington and Colorado legalizing recreational use. Initially, when Colorado legalized and regulated medical and recreational cannabis, federally insured and regulated bodies and other financial institutions refused cannabis business source deposits and other business. Currently, given FinCEN’s recent guidance released on February 14, 2014, financial institutions may provide services to cannabis-related businesses consistent with their BSA obligations. FinCEN’s guidance is discussed in greater detail below.

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

As we are an ancillary services provider to the cannabis industry, we are not directly affected by government regulations. However, our clients may be. That being said, the State of Colorado Department of Revenue Enforcement Division State statute (C.R.S § 12-43.3-307; C.R.S. § 12-43.4-306) mandates that anyone working within Colorado’s marijuana industries (medical or retail, including service providers) be licensed by the Marijuana Enforcement Division (MED) in order to ensure that they meet mandated statutory requirements. A registered and approved vendor within the state of Colorado obtains a MED Vendor badge, which ensures that the vendor has passed the MED background check and met the statutory criteria to work within Colorado’s marijuana industries. We have obtained a license from MED for the products and services we provide and believe we are in material compliance with applicable regulations. As part of our business, we may from time to time visit our client or have nonpublic access to our clients’ facilities. As a result, approval from the MED is an important part of our business.

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

Enacted a state-wide regulatory agency to govern medical and recreational businesses: Initiative 502 for access to recreational cannabis is governed by the Washington Liquor Control Board. Recreational law allows persons age 21 and older to possess 1 ounce of cannabis. As of July 1, 2016, all cannabis producers, processors, and retail stores must be licensed by the Washington Liquor Control Board. Licensed retail stores may apply for and get a medical cannabis endorsement for dual use sales.

State	Status	Details and Difference in Laws
OR(1)	Medical and recreational laws passed and in effect

Medical patients must register with the Oregon Health Authority. Medical cannabis dispensaries are regulated by the Oregon Health Authority. Patients are allowed to possess up to 24 ounces of cannabis. Measure 91, which passed in November 2014, allows recreational cannabis sales to be governed by the Oregon Liquor Control Commission, which will tax and regulate recreational cannabis similar to alcohol. The Oregon Medical Marijuana Program (OMMP) and the Medical Marijuana Dispensary Program are both administered by the Oregon Health Authority’s Public Health Division. This also includes recreational sales that began in dispensaries on October 1, 2015.

NV(1)	Medical laws passed and in effect

Medical patients must register with the Nevada Division of Public and Behavioral Health. Applications to open medical cannabis dispensaries are currently being reviewed by the Nevada Division of Public and Behavioral Health. Patients are allowed to possess up to 2-1/2 ounces of cannabis. On November 8, 2016, the voters approved a ballot measure to legalize the use of recreational cannabis. The new law legalizes one ounce or less of cannabis for recreational use for persons 21 years or older beginning 2017. The initiative will tax cannabis sales and allocate tax revenue to education.

DC(1)	Medical and recreational laws passed and in effect

Medical patients must register with the District of Columbia Department of Health. Medical cannabis dispensaries are regulated by the District of Columbia Department of Health. Patients are allowed to possess up to 2 ounces of cannabis. Recreational cannabis was approved in the last election. Washington D.C. passed Initiative 71 in November 2014. Initiative 71 permits the use of up to 2 ounces of marijuana and the possession and cultivation of up to 3 marijuana plants. While Washington D.C. voters passed medical and adult use initiatives, the U.S. Congress has blocked the District from spending any resources to enact a law or regulated program.

AK(1)	Medical and recreational laws passed and in effect

Medical patients must register with the Alaska Division of Public Health. Medical cannabis dispensaries are currently not allowed. Patients are allowed to possess up to 1 ounce of cannabis. Ballot Measure 2, which will tax and regulate recreational cannabis similar to alcohol, was approved in November 2014 and became effective February 2015. The final set of rules adopted by the Marijuana Control Board under the governance of Alaska Department of Commerce were to be implemented in early 2016. On February 24, 2016, the Alaska Marijuana Control Board began accepting applications for marijuana business licenses. On November 8, 2016, the voters of Arizona did not pass the legalization initiative. At this time, only medical cannabis laws remain in the state of Arizona.

State	Status	Details and Difference in Laws
IL(2)	Medical law passed

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

Medical patients must register with the Arizona Department of Health Services. Medical cannabis dispensaries are regulated by the Arizona Department of Health Services. Patients are allowed to possess up to 2-1/2 ounces of cannabis. The Arizona Marijuana Legalization Initiative appeared on the November 2016 ballot. The state legalization initiative failed to pass.

FL(2)	CBD-only medical law passed

Amendment 2 to legalize a full medical cannabis program did not pass on the November 2014 ballot. Currently, Florida has CBD-only specific law for qualifying conditions such as: cancer, muscle spasms, and seizures. State-qualified patients may possess cannabis strains containing 10% or more of CBD and no more than eight-tenths of 1% of THC. On March 25, 2016, the Governor signed House Bill 307 expanding Florida’s medical marijuana law allowing terminally ill patients to access THC dominant marijuana. On November 8, 2016, the voters of Florida approved an amendment to the state’s constitution expanding the medical marijuana laws.

CA(2)	Medical laws passed and in effect

Medical patients must register with the California Department of Public Health. There is no state regulatory agency overseeing medical cannabis dispensaries, but some cities regulate dispensaries locally. There is no specific possession limit in place. On November 8, 2016, the voters of California approved Proposition 64 allowing for adult-use recreational sales to begin in 2018.

NY(2)	Medical laws passed

Medical patients will have to register with the New York State Department of Health. Medical cannabis dispensaries will be regulated by the New York State Department of Health. Patients are allowed to possess a 30-day supply of only extracts and concentrates from cannabis. The New York State Department of Health launched the state’s Medical Marijuana Program on January 7, 2016. The program approved forms of medical cannabis available with a physician’s certification at designated dispensaries across New York state and licensed operators within the state.

State	Status	Details and Difference in Laws
ME(3)	Medical laws passed and in effect

Medical patients must register with the Maine Department of Health and Human Services. Medical cannabis dispensaries are regulated by the Licensing and Regulatory Services under the Maine Department of Health and Human Services. Patients are allowed to possess 2-1/2 ounces of cannabis. On November 8, 2016, the voters of Maine passed Question 1 legalizing adult-use recreational sales.

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

Medical patients must register with the Massachusetts Department of Public Health. Medical cannabis dispensaries are operational and regulated by the Massachusetts Department of Public Health. Patients are allowed to possess a 60-day supply of cannabis. On November 8, 2016, the voters of Massachusetts elected to pass Question 4 legalizing the adult use and cultivation of marijuana. Under the new law, as of December 15, 2016, adults over the age of 21 can possess up to one ounce and cultivate up to six plants in their personal residence.

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

Medical patients will have to register with the Maryland Department of Health and Mental Hygiene. Medical cannabis dispensaries will be regulated by the Maryland Department of Health and Mental Hygiene. Maryland’s medical cannabis operations are regulated by the Maryland Medical Cannabis Commission. State regulations allow for 94 dispensaries, two per state Senate district, and 15 grow facilities.

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

Medical patients must register with the Montana Department of Public Health and Human Services. Medical cannabis dispensaries are currently not allowed, but legal actions are seeking to reopen them. Patients are allowed to possess up to 1 ounce of cannabis. On November 8, 2016, the voters approved Medical Marijuana Initiative known as I-182 eliminating the current state requirement of a three-patient to caregiver limit.

NM(3)	Medical laws passed and in effect

Medical patients must register with the New Mexico Department of Health. Medical cannabis dispensaries are regulated by the New Mexico Department of Health. Patients are allowed to possess up to 6 ounces of cannabis.

HI(3)	Medical laws passed and in effect

Medical patients must register with the Hawaii Department of Public Safety. Patients are allowed to possess up to 3 ounces of cannabis. The Hawaii Department of Health licenses and regulates the dispensary program and licensed dispensaries were expected to be operational by summer of 2016.

NC(3) SC(3)	CBD-only medical law passed and rulemaking is in progress	Rulemaking is in progress to regulate a CBD-only medical cannabis program in these states.

State	Status	Details and Difference in Laws
MS(3)	CBD-only medical law passed	This program does not provide reasonable access to CBD medicine for patients. Only institutions of higher learning are able to cultivate cannabis and process it to create CBD-only medication.
AL(5)	CBD-only medical law passed and rulemaking is in progress	This program is likely to be nonfunctional as it requires a cannabis prescription, which is federally illegal. This program also does not protect patients from arrest and prosecution.
TN(5)	CBD-only medical law passed	This law allows a CBD-only medical cannabis study to be conducted by universities only. This study will likely not get underway as universities will not risk losing federal funding.
KY(5)	CBD-only medical law passed	This law does not provide for a source for CBD extracts or production. This program is likely to be nonfunctional as it requires a cannabis prescription, which is federally illegal.
WI(3) IA(3)	CBD-only medical cannabis law in effect	This law does not provide for reasonable access to CBD products for patients in these states.

MO(3)	CBD-only medical law passed	This law allows for cultivation and processing by state-licensed facilities. Only patients with intractable epilepsy would be allowed access to the CBD medication.
UT(5)	CBD-only medical law passed and in effect	It is unclear if patients will have reasonable access to CBD medication through colleges and universities allowed to study hemp.
PA(3)	Medical laws passed

In May 2016, Pennsylvania’s Medical Marijuana Act went in to effect. On January 17, 2017, the PA Department of Health released applications for grower/processor and dispensary permits. The first round of application approvals is expected June 2017.

VA(5)	No functional medical laws in effect	Current medical cannabis law requires a prescription, which is not possible under federal law.
WV(3)	No medical laws in effect	There is support for future legislation to legalize medical cannabis.
GA(3)	CBD-only medical law passed and in effect	The state has passed a medical CBD law allowing for the use of cannabis extracts that are high in CBD and low in THC to treat severe, debilitating epileptic conditions.
ND(3)	Medical laws passed	The North Dakota Medical Marijuana Legalization Initiative, also known as Initiated Statutory Measure 5, was passed on November 8, 2016.

State	Status	Details and Difference in Laws
IN(3) LA(3) SD(3) WY(3)	No medical laws passed	There is little legislative support for medical cannabis in these states.
AR(3)	No medical laws passed	A November 2012 effort to pass a medical cannabis law garnered 48% of the vote. The voters passed the Arkansas Medical Cannabis Act on November 8, 2016, allowing medical cannabis access in the state.
NE(3)	No medical laws passed	A medical cannabis law was proposed, but failed to make it through committee in 2014, and again failed in 2016.
KS(3)	No medical laws passed	Two medical cannabis laws were proposed, but failed to make it through committee in 2014.
OK(3)	CBD-only medical law passed and in effect

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

ID(3)	No medical laws passed	There is little support for medical cannabis laws from the Idaho Legislature, but significant support among voters.
OH(3)	No medical laws in effect	A state medical marijuana initiative passed, and the state is currently accepting applications for growers, processors, and dispensaries.

_______________

(1) We intend to do business in this state.

(2) We are considering doing business in this state.

(3) We are not considering doing business in this state.

Federal Efforts to Accommodate State Legislation

On February 14, 2014, FinCEN issued guidance under the BSA relating to FinCEN’s and the FDIC’s expectations regarding BSA compliance for cannabis-related businesses. The FinCEN guidance was issued in light of recent state initiatives to legalize certain cannabis-related activity and the related guidance by the U.S. Department of Justice (“DOJ”) concerning cannabis-related enforcement priorities as outlined in the “Ogden Memo” (October 19, 2009) and the “Cole Memos” (August 29, 2013 and February 14, 2014). As discussed in more detail below, the Ogden Memo and Cole Memos identified the eight priorities for enforcing the CSA against cannabis-related conduct.

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

In light of the 2005 U.S. Supreme Court ruling in Gonzales v. Raich, under the commerce clause of the constitution, Congress may pass laws to criminalize the production and use of home-grown cannabis even where states have approved its use for medicinal purposes, which leads to the conclusion that the CSA may preempt state laws relating to any cannabis-related activity. Any such change in the federal enforcement program of current federal laws under the new administration could cause significant financial damage to our business. While we do not intend to harvest, distribute, or sell cannabis or products containing cannabis, we may be irreparably harmed by a change in enforcement by the federal or state governments.

Should the U.S. Supreme Court rule to invalidate safe access to cannabis laws in more than 32 states and the District of Columbia, our operations would be adversely affected. However, if this should occur, we will repurpose our technology to non-cannabis-related businesses. We could refocus our efforts to launch and commercialize ExchangeHemp in the industrial hemp industry, a non-cannabis-related business, and facilitate a trading platform for buyers and sellers of commercial hemp. We could also repurpose CannaTrade’s technology to facilitate the matching of buyers and sellers of commercial equipment, such as industrial lighting and other equipment for agriculture. We could also repurpose our CannaLIMS software for the pharmaceutical industry, where LIMS software is prevalent. We believe the technology for BumpUp Rewards can be repurposed and used as a loyalty program for small businesses and region-specific businesses to strengthen and support local and small businesses by targeting and marketing to local consumers.

The new Trump Administration, particularly Attorney General Sessions, has publicly articulated opposition to state-sanctioned cannabis use and announced a review of federal policies, practices, and regulations affecting cannabis. This may lead to less federal tolerance of individual state legalization initiatives and increased federal policing or regulation. We cannot predict the direction that this apparent federal initiative may take or its impact on the industry or us.

Proprietary Technology

Our Citizen Toke, BumpUp Rewards, and CannaLIMS products are based on proprietary software developed for us by our officers and third-party contractors. We do not believe that any of our current products, or currently foreseen future products, contain or will contain features that are patentable. Instead, we rely on a proprietary confidentiality and nondisclosure discipline to protect our products. However, if future proprietary software developed by our officers contains patentable features, we will apply for and obtain patent protection for our products.

Research and Development

We currently offer three technology products: Citizen Toke, BumpUp Rewards (as a stand-alone product and as a white-label product), and CannaLIMS. We will remain focused on developing technologies for our industry, aimed at specific solutions for industry needs, including compliance with state and local regulation. We seek product and business opportunities in order to formulate and develop technology to meet diverse regulatory requirements across all of our markets. Furthermore, we regularly investigate processes for improving our technology products and identifying new technologies to serve the industry.

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

Employees

As of December 31, 2016, we employ only our chief executive officer and chief operations officer. We will require additional employees in the future. There is intense competition for capable, experienced personnel, and we cannot assure that we will be able to obtain new qualified employees when required. Our relations with our employee is good.

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

On August 15, 2014, Thermal Tennis entered into an Agreement and Plan of Merger to combine its business and activities with CannaSys, Inc., a privately held Colorado corporation (“CannaSys-Colorado”) focused on providing services to the cannabis industry (the “Merger”). Under the terms of the merger agreement, our wholly owned subsidiary formed to effectuate the Merger was merged with and into CannaSys-Colorado, the surviving entity, which then became our wholly owned subsidiary. By operation of the Merger, which was effective August 15, 2014, all of the CannaSys-Colorado outstanding common stock was converted into a total of 300,000 shares of our common stock, which constituted 57.70% of our total issued and outstanding common stock. Our stockholders before the merger retained an aggregate of 219,904 shares of common stock. At that time, we had no outstanding options or warrants to purchase shares of common stock.

In connection with the closing of the Merger and after meeting the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Thermal Tennis changed its name to CannaSys, Inc. on November 12, 2014. We continue our operations through our wholly owned subsidiary with the same name.

Effective October 17, 2016: we: (i) reverse-split our outstanding common stock 20-to-one; and (ii) increased our authorized capital to 2,005,000,000 shares, consisting of: 2,000,000,000 shares of common stock and 5,000,000 shares of preferred stock (together, the “Recapitalization”)

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the following risk factors, together with the other information about these risks contained in this report, as well as the other information contained in this report generally, before deciding to buy our securities. Any of the risks we describe below could adversely affect our business, financial condition, operating results, or prospects. The market prices for our securities could decline if one or more of these risks and uncertainties develop into actual events and you could lose all or part of your investment. Additional risks and uncertainties that we do not yet know of, or that we currently think are immaterial, may also impair our business operations. You should also refer to the other information contained in this report, including our financial statements and the related notes.

Risks Related to our Business

We are dependent on our banking and merchant relationships.

We are dependent on the banking industry to support the financial functions of our products and services. Similarly, important components of our products and services depend on merchant accounts and relationships, which in turn depend on banking functions. Federal and federally insured state banks currently do not serve those who grow and sell cannabis products on the stated ground that growing and selling cannabis is illegal under federal law. We cannot assure that our strategies and techniques for designing our products and services, which do not include cannabis, will operate effectively and efficiently and not be adversely impacted by the continuing refusal of banks to serve those who grow and sell cannabis products. A change in banking regulations or a change in the position of the banking industry to permit banks to serve those who grow and sell cannabis products may increase competition for us, facilitate new entrants into the industry offering products or services similar to those that we offer, or otherwise adversely affect our results of operations.

We do not sell cannabis or products that contain cannabis, so we do not consider our company to be part of the cannabis industry that would be restricted from using federal and federally insured banks. However, because of “canna” in our name and the fact that our revenue is generated largely from companies licensed as operators in the cannabis industry, banks have and may continue to consider us to be part of the cannabis industry that is subject to banking restrictions. Recently a small number of community banks and credit unions in Colorado have started offering limited banking services to components of the cannabis industry in compliance with the FinCEN guidelines. Although we are perceived by some banks to be part of the regulated cannabis industry, our financial operations have not been hampered by banking restrictions. To date, we have not had to rely on cash transactions and have active banking services to receive payments and to pay vendors.

Although we do not grow or sell cannabis products, our general connection with the cannabis industry may hamper our efforts to do business or establish collaborative relationships with others that may fear disruption or increased regulatory scrutiny of their own activities.

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

Citizen Toke, BumpUp Rewards, CannaLIMS, and other products and services that we may develop in the future, will be based on proprietary software and customer-specific data that we protect by routine measures such as password protection, confidentiality and nondisclosure agreements with employees, and similar measures. Any unauthorized access to our software or data could materially disrupt our business and result in financial loss and damages to our business reputation.

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

Any change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. We expect that the disparity between federal and state cannabis legalization and regulation will continue. While we do not intend to harvest, distribute, or sell cannabis or products containing cannabis, we may be irreparably harmed by a change in enforcement by the federal or state governments.

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

Due to the rapidly changing rules and regulations in various markets, it is possible that our activities could be prohibited in one or more markets or that federal guidelines could be issued that would have a material adverse effect on our strategy and offerings. In addition, it is possible that the U.S. Department of Justice will decide to pursue enforcement actions against producers, sellers, and any person providing ancillary services within the cannabis industry. The new Trump Administration, particularly Attorney General Sessions, has announced opposition to legalized cannabis use and the desire to revise and strengthen federal regulatory and enforcement policies and practices. We cannot predict the outcome of any such review or the result of regulatory or enforcement policies or practices that may result. Our business may be adversely affected.

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

Our business was built by the vision, dedication, and expertise of our founders Brandon C. Jennewine and Daniel J. Rogers, and our chief executive officer, Michael A. Tew, is responsible for our day-to-day operations and creative development. Although as noted below, Messrs. Jennewine and Rogers resigned from their respective executive officer positions, they continue to serve on our board of directors and assist with our business operations as consultants. Our success is dependent upon the continued efforts of these people. If it became necessary to replace them, it is unlikely new management could be found that would have the same level of knowledge and dedication to our success. The loss of the services of these professionals, especially in the development of future proprietary software, patents, or applications, would adversely affect our business.

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

There are economic and general risks relating to our business.

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

We will rely on our proprietary intellectual property rights to support our competitive position and protect us from unauthorized use of our intellectual property. We believe that our intellectual property rights are valid, enforceable, and valuable. However, third parties may make claims of invalidity respecting our proprietary software and intellectual property, and such claims could give rise to material costs for defense and divert resources away from our other activities. Our proprietary intellectual property is not protected by patents. If we determine to seek and ultimately obtain patents and our patents or patent applications are shown not to be as broad as currently believed or are otherwise challenged such that some or all of the protection is lost, we may suffer adverse effects from the loss of competitive advantage and our ability to offer products and technologies. As a result, there would likely be an adverse impact on our business prospects.

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

Risks Related to our Common Stock

Any investment in our shares is considered to be a high-risk investment and is subject to restrictions on marketability because our common stock is considered a “penny stock.”

Our common stock trades on the OTCQB securities market under the symbol “MJTK.” The OTCQB is a decentralized market regulated by the Financial Industry Regulatory Authority in which securities are traded via an electronic quotation system that serves more than 3,000 companies, but provides significantly less liquidity than national market systems such as the NYSE MKT. On the OTCQB, securities are traded by a network of brokers or dealers that carry inventories of securities to facilitate the buy and sell orders of investors, rather than providing the order matchmaking service seen in specialist exchanges. OTCQB securities include national, regional, and foreign equity issues. Companies traded on the OTCQB must be current in their reports filed with the SEC and other regulatory authorities.

Our common stock is subject to Rules 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers that sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouses)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction before the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and the ability of our stockholders to sell their shares of common stock.

Additionally, our common stock is subject to the SEC regulations for “penny stock.” Penny stock includes any equity security that is not listed on a national exchange and has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that before any nonexempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements disclosing recent price information for the penny stock and information of the limited market for penny stocks be sent to holders of penny stock. These requirements adversely affect the market liquidity of our common stock.

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

Stockholders may suffer substantial dilution related to issued stock options and warrants, convertible notes, and stock grants.

As of April 7, 2017, we had a number of agreements or obligations for the possible issuance of common stock that may result in dilution to investors. These include:

● 215,000 shares required for issuance upon the exercise of warrants; and

● 946.7 million shares required for issuance under our outstanding convertible notes.

The common stock to be issued on conversion of our convertible notes will be at discounts ranging from 30% to 55% to the lowest daily volume-weighted average price of our common stock for the number of consecutive trading days under the term of the respective debt instruments. Additionally, the sale, or even the possibility of the sale, of the shares of common stock underlying these commitments could have an adverse effect on the market price for our securities or on our ability to obtain future financing.

Additional issuances of common stock, stock options, warrants, convertible notes, and stock grants will cause additional substantial dilution to our stockholders.

Given our limited cash, liquidity, and revenues, it is likely that in the future, as in the past, we will put shares to Kodiak Capital Group, LLC, under our equity purchase agreement or issue additional warrants, stock grants, and convertible debt to finance our future business operations and acquisitions and strategic relationships. The issuance of additional shares of common stock, the exercise of warrants, and the conversion of debt to stock could cause additional dilution to our stockholders and could have further adverse effects on the market price for our securities or on our ability to obtain future financing.

After our Recapitalization, the amount of our authorized common stock greatly exceeds our issued and outstanding shares, and investors may suffer significant dilution if authorized common stock is issued.

Our Recapitalization increased our authorized common stock to two billion shares and reduced our issued and outstanding stock to 3.4 million shares. The formula for calculating the shares to be issued in connection with conversions of our existing convertible notes—and any future convertible notes—is based on the market price of our common stock. Therefore, there effectively is no limitation on the number of shares of common stock that may be issued in connection with conversions. Since December 31, 2016, we have issued 697.2 million shares of common stock in connection with conversions pursuant to these notes. As such, holders of our common stock will experience substantial dilution of their interests to the extent that our convertible notes are converted and shares of our common stock are issued. In addition, the trading prices for our securities following the reverse-stock-split may not mathematically reflect the calculated results of the reverse-stock-split, so that a 20-to-one reverse-stock-split of our stock may not result in a 20-fold increase in the trading price for the common stock. Frequently, stocks do not trade at their pre-reverse-split equivalent trading price following a reverse split. Therefore, the reverse split could also result in significant reduction in the value of the stock owned by our stockholders.

The large increase in the amount of authorized common stock may result in management implementing anti-takeover procedures by issuing new securities.

The greatly increased proportion of unissued authorized shares to issued shares could, under certain circumstances, have an anti-takeover effect, for example, by permitting issuances that would dilute the stock ownership of a person seeking to effect a change in the composition of our board of directors or contemplating a tender offer or other transaction for the combination of our company with another entity. Although, we have no current plans to issue additional stock for this purpose, management could use the additional shares that are now available to resist or frustrate a third-party transaction. Generally, no stockholder approval would be necessary for the issuance of all or any portion of the additional shares of common stock unless required by law or any rules or regulations to which we are subject.

Depending upon the consideration per share for any subsequent issuance of common stock, such issuance could have a dilutive effect on those stockholders who paid a higher consideration per share for their stock. Also, future issuances of common stock will increase the number of outstanding shares, thereby decreasing the percentage ownership—for voting, distributions, and all other purposes—represented by existing shares of common stock. The availability for issuance of the additional shares of common stock may be viewed as having the effect of discouraging an unsolicited attempt by another person or entity to acquire control of us. Although our board has no present intention of doing so, our authorized but unissued common stock could be issued in one or more transactions that would make a takeover of us more difficult or costly and, therefore, less likely. Holders of our common stock do not have any preemptive rights to acquire any additional securities issued by us.

Our shares of common stock are thinly traded, so stockholders may be unable to sell at or near ask prices or at all if they need to sell shares to raise money or otherwise desire to liquidate their shares.

Our common stock is traded in very low volumes, reflecting the fact that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or nonexistent. In addition to the adverse impact of our limited financial and management resources and our development stage, this situation may be attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or nonexistent, as compared to a seasoned issuer, which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot assure stockholders that a broader or more active public trading market for our common shares will develop or be sustained or that current trading levels will be sustained. We cannot control or materially affect the trading market in our stock.

Even if we were to generate profits, we do not currently intend to pay dividends on our common stock in the foreseeable future, and consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

We have never generated a profit or declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future even if we generate a profit. Consequently, our stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 1350 17th Street, Suite 150, Denver, CO 80202. Our offices are rented on a month-to-month basis with no long-term commitment, and our rent is scalable on a per-desk or per-workstation basis. Currently, we pay $350 per month for rent.

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

The following table sets forth the range of low and high closing sale prices for our common stock, as adjusted to give retroactive effect to a 20-to-one reverse split in October 2016, for the each of the periods indicated as reported and summarized by the OTCQB:

	Low	High

2017:
First Quarter	$0.0018	$0.0144

2016:
Fourth Quarter	0.0017	0.278
Third Quarter	0.03	0.32
Second Quarter	0.10	7.00
First Quarter	3.00	6.20

2015:
Fourth Quarter	5.20	8.00
Third Quarter	4.60	8.00
Second Quarter	20.00	33.00
First Quarter	30.00	40.00

On April 7, 2017, the closing price per share of our common stock on the OTCQB was $0.0071. We had approximately 82 stockholders of record of our common stock. As of April 7, 2017, we had 1,053,279,877 shares of our common stock issued and outstanding.

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

Recent Sales of Unregistered Securities

During December 2016, we issued 1,953,125 shares of restricted common for services. The shares were valued at the closing stock price on the date of grant, for total noncash expense of $5,431.

The issuances of the shares to the above parties were made in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act for transactions not involving any public offering. The parties confirmed the foregoing and acknowledged, in writing, that the securities must be acquired and held for investment. All certificates evidencing the shares issued bear or will bear a restrictive legend. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

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

Introduction

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

We began our cannabis industry activity with the organization of a predecessor privately held entity in late 2013 to create, develop, and commercialize innovative solutions to solve customer service and provider problems, create producer and retailer opportunities, build retail customer loyalty, and streamline the connections among the producer, seller, and consumer/patient segments for the growing medical and recreational cannabis community. Since organization, we have focused on raising capital, creating new products, building marketing and distribution capability and channels, and pursuing complementary strategic alliances and acquisitions.

In August 2014, Cannasys, Inc., then called Thermal Tennis, Inc., acquired our predecessor engaged in cannabis industry-related activities as noted above in a transaction recognized as a reverse acquisition of the company by the predecessor private company. This discussion relates to the financial statements of the privately held predecessor entity for all periods before the reverse acquisition.

Results of Operations for the Year Ended December 31, 2016,

Compared to the Year Ended December 31, 2015

Revenue and Costs of Goods Sold

Our revenue was $66,849 and $119,325 for the years ended December 31, 2016 and 2015, respectively, a decrease of $52,476 or 43.9%. The decrease is largely attributed to a decrease in revenue from software development. Revenue has been generated through a combination of software development and consulting services related to custom-built software. We generate the majority of our revenue from custom software development related to CannaLIMS, ongoing recurring contracts for BumpUp Rewards, and custom development related to BumpUp Rewards white-label applications. For the year ended December 31, 2016, we did not generate a material amount of revenue from our strategic relationships.

Our cost of goods sold was $24,260 and $47,823 for the years ended December 31, 2016 and 2015, respectively.

Operating Expenses

Stock-based compensation expense was $697,523 and $904,125 for the years ended December 31, 2016 and 2015, respectively, representing a decrease of $206,602, or 22.8%, in 2016. Stock-based compensation expense is from warrants issued to officers, consultants, and other service providers. In the current year, fewer warrants were issued, thereby decreasing our expense.

Professional fees were $369,212 and $207,892 for the years ended December 31, 2016 and 2015, respectively, representing an increase of $161,320, or 77.5%, in 2016. The increase in 2016, as compared to 2015, can be largely attributed to increased legal and audit fees related to increased transactions, fundraising, and reporting activities.

Salary and wage expense was $230,176 and $491,223 for the years ended December 31, 2016 and 2015, respectively, a decrease of $261,047, or 53.1%, in 2016. The decrease in 2016, as compared to 2015, is due to a reduction in salaried employees in the beginning of 2016.

General and administrative expense was $347,514 and $231,033 for the years ended December 31, 2016 and 2015, respectively, an increase of $116,481, or 50.4%, in 2016. The increase in 2016, as compared to 2015, can be attributed to increased consulting and other outside service expense.

Other Income and Expense

For the year ended December 31, 2016, we had total other expense of $3,245,770, compared to $2,095,085 for the year ended December 31, 2015. For the year ended December 31, 2016, we recorded interest expense of $46,094, compared to $6,344 for the prior year, and an impairment loss on investment of $1,049,475, compared to $1,846,515 for the prior year. In addition, as a result of convertible promissory notes, we recorded interest expense on debt discount of $612,679 in 2016, compared to $85,250 for the prior year, and a loss on the issuance of convertible debt of $1,214,985, compared to $152,866 for the prior year.

Net Loss

For the year ended December 31, 2016, we had a net loss of $4,847,606, as compared to a net loss of $3,857,856 in the prior year, an increase of $989,750, or 25.6%, in 2016. This increase is the direct result of the additional expense attributable to the issuance of convertible notes.

Liquidity and Capital Resources

During the year ended December 31, 2016, we used cash of $457,380 in operating activities, as compared to $750,750 for the year ended December 31, 2015. We did not use cash in investing activities during the year ended December 31, 2016, as compared to $154,250 used in investing activities during the year ended December 31, 2015. Financing activities provided cash of $456,750 during the year ended December 31, 2016, as compared to $387,000 for the year ended December 31, 2015.

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

We anticipate also accessing the capital markets in order to fund future research and development, as well as expand product offerings to include future versions of products and possible acquisitions of ancillary products and services. To the extent that funding is available, we have budgeted $550,000 for capital expenditures and other costs during the next 12 months, consisting of $200,000 for enhanced software development and marketing for AFN, $250,000 for debt retirement (and, if necessary, to provide for refinancing or extensions of our existing debt, including principal and any interest due under the terms of our current financing agreements with our capital partners), and $100,000 for legal, audit and accounting expenses. We may seek additional debt financing, although we cannot guarantee what structures our sources of financing may choose in the future, and there is no guarantee we will be able to secure additional funding. In addition, the vast majority of our debt is convertible into common stock, in which case we will not have to retire it; the investors are able to convert the debt into our shares. If we were to retire all of our outstanding debt, including the convertible promissory notes, and pay the maximum potential interest due, we would need to budget approximately $350,000.

We anticipate that we will fund a portion of these costs from proceeds from projected revenues, as well as from the sale of common stock to Kodiak Capital Group, LLC under our equity purchase agreement and other potential sources. It is possible that additional external cash will be required during the next 12 months, particularly if we seek to develop new products, need to fund new strategic relationships, or enter new markets not now anticipated or if projected revenues are not realized.

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

Off Balance Sheet Arrangements

As of December 31, 2016, there were no off balance sheet arrangements.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to our December 31, 2016, financial statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure that actual results will not differ from those estimates.

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

Revenue Recognition and Cost of Goods Sold

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

During the fiscal year 2016, we generated revenue from: (1) customized software development (software developed for customers on a custom-made basis); and (2) software licensing (licensing existing portfolio of software products to customers either for a one-time fee or on a recurring monthly-fee basis).

We allocated cost of goods sold for both forms of revenue on a pro rata basis through either direct outsourcing of development resources or direct costs associated with our employees or contractors.

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

Recently Issued Accounting Pronouncements

In May 2014, August 2015, April 2016, and May 2016, the FASB issued Accounting Standard Update (ASU) 2014-09—Revenue from Contracts with Customers (Topic 606), ASU 2015-14—Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU 2016-12—Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients to guide accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. These updates also require entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. This standard may be applied to the process of assessing the impact, if any, on our financial statements.

In September 2015, the FASB issued ASU 2015-16—Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-16 is not expected to have a material effect on our financial statements.

In November 2015, the FASB issued ASU 2015-17—Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We do not anticipate the adoption of this ASU will have a significant impact on our financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect this standard will have on our financial statements.

In June 2016, the FASB issued ASU 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB’s Emerging Issues Task Force). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including interim periods within those fiscal years. An entity that elects early adoption must adopt all of the amendments in the same period. The guidance requires application using a retrospective transition method. We are currently evaluating the effects, if any, that the adoption of this guidance will have on our cash flows.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer (whom we refer to in this periodic report as our Certifying Officer) as appropriate to allow for timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2016, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective to provide reasonable assurance as of December 31, 2016, because certain deficiencies involving internal controls constituted material weaknesses, as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of December 31, 2016, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—Integrated Framework (2013) as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance respecting financial statement preparation and presentation. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America, such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016.

As of December 31, 2016, management identified the following material weaknesses:

● Control Environment—We did not maintain an effective control environment for internal control over financial reporting.

● Segregation of Duties—As a result of limited resources and staff, we did not maintain proper segregation of incompatible duties. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

● Entity Level Controls—We failed to maintain certain entity-level controls as defined by the 2013 framework issued by COSO. Specifically, our lack of staff does not allow us to effectively maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to lack of adequate staff with such expertise.

● Access to Cash—One executive had the ability to transfer from our bank accounts.

These weaknesses are continuing. Management and the board of directors are aware of these weaknesses that result because of limited resources and staff. Management has begun the process of formally documenting our key processes as a starting point for improved internal control over financial reporting. Efforts to fully implement the processes we have designed have been put on hold due to limited resources, but we anticipate a renewed focus on this effort in the near future. Due to our limited financial and managerial resources, we cannot assure when we will be able to implement effective internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of fiscal year 2016 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executives and Directors

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Director Since	Position

Michael A. Tew	37	2015	Chief Executive Officer, Chief Financial Officer, Director
Brandon C. Jennewine	44	2014	Chairman
Daniel J. Rogers	43	2014	Director
Patrick J. Burke	26	--	Chief Operating Officer

Michael A. Tew

Michael A. Tew became our chief executive officer, chief financial officer, secretary, and a member of our board of directors effective July 1, 2015. Mr. Tew has over 14 years’ experience in corporate finance, venture capital, business management, and capital markets. From 1999 until September 2003, Mr. Tew was an analyst and Vice President at Bear, Stearns & Co., Inc. In September 2003, Mr. Tew co-founded CapitalHQ, LLC, New York, New York, an advisory and consulting firm for high-level executives. In April 2008, Mr. Tew co-founded SPAC Research Partners, LLC, Palo Alto, CA, an advisory firm providing research and transaction support for special purpose acquisition companies. Mr. Tew managed the company through December 2009. From January 2008 to his current employment with us, Mr. Tew was founder and principal of Sand Hill, LLC, initially in San Francisco and then in New York, New York. Sand Hill is a consultancy advising family offices, private equity organizations, and entrepreneurs on value-creating transactions in private and public markets. In 1999 and 2000, Mr. Tew attended an independent, collaborative European business management program that included studies at Groupe HEC business school (Paris, France), Bocconi University (Milan, Italy), and Wirtschaftsuniverstat Wien (Vienna University of Economics and Business, Vienna, Austria). Mr. Tew graduated with a bachelor degree in finance and international business from New York University in 2001 and in 2014 obtained an executive MBA in finance and management from New York University.

Brandon C. Jennewine

Brandon Jennewine, with Daniel J. Rogers, founded our company in 2014. Effective July 1, 2015, Mr. Jennewine resigned as our chief executive officer and now serves as our chairman of our board of directors. He is currently working as an independent IT consultant in software architecture and development. Mr. Jennewine has over 20 years’ experience as an architect and developer with leadership roles in technology companies. In July 2009, he co-founded with Daniel J. Rogers, Greenwerkz, LLC, later converted to Greenwerkz, Inc., a cannabis dispensary located in Denver, Colorado, having three retail locations and two production facilities. Mr. Jennewine helped orchestrate exist of the four Greenwerkz partners through a buyout by the sole remaining partner in February 2014, while simultaneously starting CannaSys-Colorado and managing, as chief executive officer, TK Health, LLC, an information technology consultancy based in Castle Rock, Colorado. TK Health, LLC, was formed in March 2010 to provide custom software programming for the e-healthcare and finance sectors. Prior to the cannabis business, he worked primarily in solutions in the e-prescribing, medical, and financial segments, acting as a software architect for SureScripts, LLC, an e-prescribing network based in Alexandria, Virginia, from July 2007 to February 2010, and as chief technology officer for Liver Research Institute, working under a grant from Roche Pharmaceuticals, from 2005 to 2006. Mr. Jennewine graduated with a bachelor of science in electrical engineering from Colorado State University.

Daniel J. Rogers

Daniel J. Rogers, an original founder of our company, now serves as a consultant and a member of our board of directors. Mr. Rogers has 12 years’ banking experience with a specialization in business development risk management. Mr. Rogers currently serves as Chief Operating Officer for Chestnut Tree Hill Farm, a medical cannabis license holder in the state of Florida. Mr. Rogers began serving on the board of directors of Grow Condos, Inc., on October 21, 2014. Grow Condos, a publicly traded company, is a real estate purchaser, developer, and manager of specific-use industrial properties providing “condominium” style, turn-key grow facilities to support cannabis farmers. In July 2009, he co-founded with Brandon C. Jennewine, Greenwerkz, Inc., where he was chief financial officer and managing member. Until March 2014, Mr. Rogers also served as Chairman of the Banking/Finance Subcommittee for Medical Marijuana Industry Group, Denver, CO, a government relations organization, that he and Mr. Jennewine helped form in 2010. Mr. Rogers obtained his bachelor’s degree in finance in 1997 from Fort Lewis College, Durango, Colorado, and later completed NationsBank / Bank of America’s Management Associate Program, a six-month training program for corporate risk management. Mr. Rogers later served as a vice-president for Bank of America’s Global Corporate & Investment Bank Commercial Real Estate Group located in Denver, Colorado, from 1998 to 2005, and later served as finance manager for Panattoni Development Company in Denver, Colorado, and Toronto, Ontario, Canada, from 2005 until February 2009.

Patrick J. Burke

Patrick G. Burke began serving as our chief operating officer on November 1, 2016. Since January 2015, Mr. Burke has been a team leader for a market research group at the Penn State Fund for Innovation. From May 2015 to May 2016, he was associated with Buhv Designs, Denver, CO, in website design, business development, and technology implementation analysis. For approximately the last year, he also has been working on digital marketing strategies, market plans, and market research for personal proprietary marketing opportunities. Mr. Burke earned an MBA in May 2016 in marketing, entrepreneurship, and leadership from Penn State Smeal College of Business and a BS in chemical engineering from the University of Colorado College of Engineering and Applied Science.

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

Based solely upon a review of Forms 3, 4, and 5 and amendments thereto filed with the Securities and Exchange Commission during or respecting the last fiscal year ended December 31, 2016, no person that, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of our equity securities, or known to be subject to Section 16 of the Exchange Act, failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act, except our chief operating officer failed to file a Form 3 in February 2017.

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

Audit Committee Financial Expert

We do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Exchange Act and as defined by Rule 4200(a)(14) of the FINRA Rules.

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

We held our first annual meeting of stockholders in 2016 and plant to host an annual meeting in 2017.

ITEM 11. EXECUTIVE COMPENSATION

2016 Summary Compensation Table

The following table sets forth, for each of our last two completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer during the preceding fiscal year, our two most highly compensated other executive officers who were serving in such capacities as of the end of the preceding fiscal year, and each of our two other highest compensated executive officers earning more than $100,000 during the last fiscal year (“Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Warrant Awards	Non Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)(1)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)	(j)
Michael A. Tew(2)	2016	$117,017	$--	$--	$--	$ --	$--	$--	$11,076	$128,093
Chief Executive Officer	2015	70,000	--	--	--	612,500	--	--	4,012	686,512
Chief Financial Officer

Brandon C. Jennewine(3)	2016	--	--	--	--	--	--	--	--	--
Chief Operations Officer	2015	85,577	--	--	--	175,000	--	--	3,519	264,096

Patrick J. Burke(4)	2016	5,000	--	--	--	--	--	--	--	5,000
Chief Operating Officer

(1) Comprised of health insurance premiums.

(2) Mr. Tew became our chief executive officer on July 1, 2015.

(3) Mr. Jennewine was our chief executive officer from August 2014 to July 1, 2015. He served as our chief operations officer from July 1, 2015, through November 1, 2016.

(4) Mr. Burke became our chief operating officer on November 1, 2016.

Stock Option Plan

We have not adopted a stock option plan.

Employment Agreements

We have entered into employment letter agreements with the following employees:

● Michael A. Tew–On July 10, 2015, we entered into a one-year employment agreement effective July 1, 2015, with Michael A. Tew, our chief executive officer, chief financial officer, and a director. Under the agreement, we pay Mr. Tew a base salary of $168,000 for the initial one-year term, plus a bonus as determined by our board of directors, and provide medical insurance benefits. On December 31, 2015, Mr. Tew’s employment agreement was amended to cancel the stock grants that were issued under his employment agreement, and in exchange therefor, we granted to Mr. Tew warrants to purchase 150,000 shares of our common stock, of which a warrant to purchase 75,000 shares was immediately exercisable and a warrant to purchase 75,000 shares becomes exercisable quarterly in 12,500 increments over six quarters commencing March 31, 2016.

● Brandon C. Jennewine–On July 10, 2015, we entered into a one-year employment agreement effective July 1, 2015, with our former chief executive officer, Brandon C. Jennewine, to become our chief technology officer and chief operations officer. Mr. Jennewine continues to serve as the chairman of our board of directors. Under the agreement, we pay Mr. Jennewine a base salary of $120,000 for the initial one-year term, plus a bonus as determined by our board of directors, and provide medical insurance benefits. On December 31, 2015, Mr. Jennewine’s employment agreement was amended to cancel the stock grants that were issued under his employment agreement, and in exchange therefor, we granted to Mr. Jennewine a warrant to purchase 25,000 shares of our common stock. On March 22, 2016, Mr. Jennewine resigned as our chief technology officer, but continues to serve as chairman of our board of directors.

● Patrick J. Burke—On November 1, 2016, we entered into an agreement to hire Patrick G. Burke to serve as our Chief Operating Officer for a term of six months, unless mutually extended by the parties. Mr. Burke’s compensation will consist of $5,000 per month and 150,000 shares of common stock, to be issued as follows: 50,000 shares at signing, 50,000 shares on January 1, 2017, and 50,000 shares on March 1, 2017.

We reimburse employees for their out-of-pocket costs in connection with their activities on our behalf.

Director Compensation

We currently do not have compensation agreements with any of our directors who are not employees; however:

● On December 24, 2015, we issued to David H. Wollins a warrant to purchase 7,500 shares of our common stock at $1.00 per share, vesting in equal amounts over four quarters, commencing March 31, 2016. Mr. Wollins is also a director of MHB, Inc. On March 22, 2016, Mr. Wollins resigned from our board of directors. Under our exchange agreement with MHB, it has the right to designate one member of our board.

● On December 24, 2015, we issued to Daniel J. Rogers a warrant to purchase 12,500 shares of our common stock at $1.00 per share as director compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 7, 2017, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers and directors; and (iii) our directors and Named Executive Officers as a group, based on 1,053,279,877 shares of common stock outstanding. Except as otherwise indicated, each stockholder listed below has sole voting and investment power over the shares beneficially owned:

Name and Address	Nature of
of Beneficial Owner(1)(2)	Ownership	Amount	Percent(3)

Principal Stockholder:
Kodiak Capital Group, LLC	Common Stock	72,716,275	6.9%
260 Newport Center Drive
Newport Beach, CA 92660

F-squared Enterprises, LLC	Common Stock(4)	75,750	*%
Brandon C. Jennewine	Warrants(4)	25,000	*
		100,750	*

Directors:
Brandon C. Jennewine	Common Stock(4)	75,750	*%
	Warrants(4)	25,000	*
		100,750	*

Daniel J. Rogers	Common Stock	20,000	*
	Warrants	12,500	*
		32,500	*

Michael A. Tew	Warrants	150,000	*

All Executive Officers
and Directors as a	Common Stock	195,750	*
Group (4 persons)	Warrants	187,500	*
		383,250	*

______________________

* Less than 1%.

(1) All ownership is direct unless otherwise indicated.

(2) Unless otherwise indicated, address for all stockholders is 1350 17th Street, Suite 150, Denver, CO 80202.

(3) Calculations of total percentages of ownership outstanding for each person or group assume the exercise of all derivative securities owned by the individual or group to which the percentage relates, pursuant to Rule 13d-3(d)(1)(i).

(4) These securities are beneficially owned by Brandon C. Jennewine, the sole owner of F-squared Enterprises, LLC.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Unless otherwise indicated, the terms of the following transactions between related parties were not determined as a result of arm’s-length negotiations.

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

On November 10, 2015, we agreed to issue 500,000 shares of our common stock for 10 million shares of MHB, Inc. common stock, equivalent to approximately 49% of its outstanding common stock after the transaction. In connection with the exchange David H. Wollins, a founding member of MHB, became a member of our board of directors and Michael A. Tew became a member of the board of directors of MHB. However, Mr. Wollins resigned from our board of directors on March 22, 2016. MHB has the right to designate another member to our board of directors. We are advised that subsequent to this transaction, MHB transferred the shares we issued to it to its several stockholders. As a result, MHB advises us that none of its stockholders owns, beneficially or of record, 5% or more of our outstanding common stock.

Effective December 24, 2015, we cancelled the restricted stock grant previously issued to Daniel J. Rogers, and replaced it with a warrant to purchase 12,500 shares of our common stock.

Effective December 24, 2015, we issued to David H. Wollins a warrant to purchase 7,500 shares of our common stock, vesting in equal amounts in a four-quarter period.

Effective December 24, 2015, we entered into Amendment No. 1 to Employment Agreement of Michael A. Tew, our chief executive officer. The amendment terminated Mr. Tew’s right to receive restricted stock unit grants and cancelled the stock grants previously issued to him. As a replacement, we issued to Mr. Tew a fully vested warrant to purchase 75,000 shares of our common stock. In addition, we issued to Mr. Tew a warrant to purchase 75,000 shares of our common stock vesting in equal amounts over a six-quarter period.

On December 31, 2015, we entered into Amendment No. 1 to Employment Agreement of Brandon Jennewine, our chief technical officer, effective December 24, 2015. The amendment terminated Mr. Jennewine’s right to receive restricted stock unit grants and cancelled the stock grants previously issued to him. As a replacement, we issued to Mr. Jennewine a warrant to purchase 25,000 shares of our common stock.

On March 22, 2016, Brandon C. Jennewine resigned as chief technology officer, so his employment agreement with us terminated on that date. Mr. Jennewine remains on the board of directors.

On March 22, 2016, David H. Wollins resigned as a director, effective immediately upon acceptance by the board of directors.

Effective May 31, 2016, we entered into a Stockholders’ Agreement with MHB, Inc., to restrict the transfer of the common stock of Mile High Consulting and Branding, Inc., by the stockholders and to provide for the management and governance of its business operations. We own 51% of the common stock and MHB owns 49% of the common stock of Mile High Consulting and Branding, Inc.

On July 27, 2016, we entered into a Share Exchange Agreement to exchange 1,515,000 pre-reverse-split shares of our common stock owned by F-Squared Enterprises, LLC, for 1,515,000 shares of our Series A Preferred Stock. Brandon C. Jennewine, our director, is the sole member of F-Squared Enterprises, LLC. In connection with our Recapitalization and as provided in the terms of the Series A Preferred Stock, upon October 17, 2016, the effective date of the Recapitalization, the Series A Preferred Stock was automatically converted into 75,750 shares of common stock.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For our fiscal year ended December 31, 2016, we incurred fees of $45,000 for professional services rendered for the audit and reviews of our consolidated financial statements. For our fiscal year ended December 31, 2015, we incurred fees of $39,400 for professional services rendered for the audit and reviews of our consolidated financial statements.

Audit Related Fees

For our fiscal years ended December 31, 2016 and 2015, we did not incur any audit-related fees.

Tax Fees

For our fiscal years ended December 31, 2016 and 2015, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2016 and 2015.

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

3. Exhibits. The following exhibits are included as part of this report:

Exhibit Number*	Title of Document	Location

Item 2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.01	Agreement and Plan of Merger	Incorporated by reference from the Current Report on Form 8-K/A filed August 28, 2014

Item 3	Articles of Incorporation and Bylaws
3.01	Amended and Restated Articles of Incorporation, filed November 12, 2014	Incorporated by reference from a Current Report on Form 8-K filed November 12, 2014

3.02	Bylaws	Incorporated by reference from the Registration Statement on Form S1 filed May 13, 2008

3.03	Certificate of Designation	Incorporated by reference from current report on Form 8-K filed August 2, 2016

3.04	Certificate of Amendment filed September 22, 2016	Incorporated by reference from Definitive Information Statement on Schedule 14C filed September 6, 2016

Exhibit Number*	Title of Document	Location
Item 4	Instruments Defining the Rights of Security Holders, including indentures
4.01	Specimen Common Stock Certificate of Registrant	Incorporated by reference from the Registration Statement on Form S1 filed May 13, 2008

Item 10	Material Contracts
10.05	License Agreement between Loyl.Me LLC and CannaSys, LLC dated February 9, 2015	Incorporated by reference from the Current Report on Form 8-K filed February 12, 2015

10.06	License Agreement between Loyl.Me LLC and CannaSys, LLC dated February 12, 2015	Incorporated by reference from the Current Report on Form 8-K filed February 12, 2015

10.08	Revised employment letter agreement of Dan Rogers dated January 30, 2015**	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2014, filed March 30, 2015

10.09	Employment Agreement between CannaSys, Inc. and Michael A. Tew (executive), effective July 1, 2015**	Incorporated by reference from the Current Report on Form 8-K filed July 15, 2015

10.11	Grant of Restricted Stock between CannaSys, Inc. and Michael A. Tew, effective July 1, 2015**	Incorporated by reference from the Current Report on Form 8-K filed July 15, 2015

10.12	Grant of Restricted Stock between CannaSys, Inc. and Brandon C. Jennewine, effective July 1, 2015**	Incorporated by reference from the Current Report on Form 8-K filed July 15, 2015

10.13	Securities Purchase Agreement between CannaSys, LLC and EMA Financial, LLC dated October 14, 2015	Incorporated by reference from the Current Report on Form 8-K filed October 23, 2015

10.14	10% Convertible Note between CannaSys, Inc. and EMA Financial, LLC dated October 14, 2015	Incorporated by reference from the Current Report on Form 8-K filed October 23, 2015

10.15	Share Exchange Agreement between MHB, Inc. and CannaSys, LLC, including Exhibit A-Gross Revenue Assignment, dated November 3, 2015	Incorporated by reference from the Current Report on Form 8-K/A filed November 17, 2015

10.16	Marketing and Alliance Agreement between Green Capital Ventures, Inc. and CannaSys, Inc., dated as of November 11, 2015, including exhibits	Incorporated by reference from the Current Report on Form 8-K filed November 23, 2015

Exhibit Number*	Title of Document	Location
10.17	10% Convertible Note between CannaSys, Inc. and Tangiers Investment Group, LLC, dated November 18, 2015	Incorporated by reference from the Current Report on Form 8-K filed November 24, 2015

10.18	10% Convertible Note between CannaSys, Inc. and Auctus Fund, LLC, dated December 3, 2015	Incorporated by reference from the Current Report on Form 8-K filed December 9, 2015

10.19	Securities Purchase Agreement between CannaSys, Inc. and Auctus Fund, LLC, dated December 3, 2015	Incorporated by reference from the Current Report on Form 8-K filed December 9, 2015

10.20	12% Convertible Note between CannaSys, Inc. and Kodiak Investment Group, LLC, dated November 30, 2015	Incorporated by reference from the Current Report on Form 8-K filed December 22, 2015

10.21	Equity Purchase Agreement between CannaSys, Inc. and Kodiak Investment Group, LLC, dated December 15, 2015	Incorporated by reference from the Current Report on Form 8-K filed December 22, 2015

10.22	Registration Rights Agreement between CannaSys, Inc. and Kodiak Investment Group, LLC, dated December 15, 2015	Incorporated by reference from the Current Report on Form 8-K filed December 22, 2015

10.23	Convertible Promissory Note due July 15, 2016	Incorporated by reference from the Current Report on Form 8-K filed December 22, 2015

10.24	Technology Services Agreement between CannaSys, Inc. and National Concessions Group, Inc., dated December 20, 2015, including exhibits	Incorporated by reference from the Current Report on Form 8-K filed December 23, 2015

10.25	Consulting Agreement between CannaSys, Inc. and National Concessions Group, Inc., dated December 20, 2015, including Warrant	Incorporated by reference from the Current Report on Form 8-K filed December 23, 2015

10.26	Asset Purchase Agreement between CannaSys, Inc. and Luvbuds, LLC, and Brett Harris, entered December 17, 2015	Incorporated by reference from the Registration Statement on Form S-1 filed February 2, 2016

10.27	Bill of Sale, Assignment, and Assumption Agreement between CannaSys, Inc. and Luvbuds, LLC, dated December 17, 2015	Incorporated by reference from the Registration Statement on Form S-1 filed February 2, 2016

10.28	Amendment No. 1 to Employment Agreement between CannaSys, Inc. and Michael A. Tew, effective December 24, 2015**	Incorporated by reference from the Current Report on Form 8-K filed January 6, 2016

Exhibit Number*	Title of Document	Location
10.29	Amendment No. 1 to Employment Agreement between CannaSys, Inc. and Brandon C. Jennewine, effective December 24, 2015**	Incorporated by reference from the Current Report on Form 8-K filed January 6, 2016

10.30	CannaSys, Inc. Warrant for the Purchase of 1,500,000 Shares of Common Stock, Par Value $0.001, issued to Michael A. Tew, effective December 24, 2015**	Incorporated by reference from the Current Report on Form 8-K filed January 6, 2016

10.31	CannaSys, Inc. Warrant for the Purchase of 1,500,000 Shares of Common Stock, Par Value $0.001, issued to Michael A. Tew, effective December 24, 2015**	Incorporated by reference from the Current Report on Form 8-K filed January 6, 2016

10.32	CannaSys, Inc. Warrant for the Purchase of 500,000 Shares of Common Stock, Par Value $0.001, issued to Brandon Jennewine, effective December 24, 2015**	Incorporated by reference from the Current Report on Form 8-K filed January 6, 2016

10.33	CannaSys, Inc. Warrant for the Purchase of 250,000 Shares of Common Stock, Par Value $0.001, issued to Daniel J. Rogers, effective December 24, 2015**	Incorporated by reference from the Current Report on Form 8-K filed January 6, 2016

10.34	CannaSys, Inc. Warrant for the Purchase of 150,000 Shares of Common Stock, Par Value $0.001, issued to David H. Wollins, effective December 24, 2015**	Incorporated by reference from the Current Report on Form 8-K filed January 6, 2016

10.35	Amendment to 10% Convertible Note and Securities Purchase Agreement dated February 9, 2016	Incorporated by reference from the Current Report on Form 8-K filed February 12, 2016

10.36	Securities Purchase Agreement between CannaSys, Inc., and Kodiak Capital Group, LLC, dated March 18, 2016, including exhibits	Incorporated by reference from the Current Report on Form 8-K filed March 25, 2016

10.37

Agreement of Termination, Compromise, Settlement and Mutual Release of Claims among CannaSys, Inc., Luvbuds, LLC, Brett Harris, and Tag Distributing LLC, doing business as Consigliere Inc. effective March 31, 2016

Incorporated by reference from the Current Report on Form 8-K filed April 5, 2016

10.38	Amendment No. 2 to Transaction Documents dated April 27, 2016	Incorporated by reference from the Current Report on Form 8-K filed April 27, 2016

Exhibit Number*	Title of Document	Location
10.39	Convertible Promissory Note for $50,000 to Blackbridge Capital, LLC, dated April 27, 2016	Incorporated by reference from the Current Report on Form 8-K filed May 11, 2016

10.40	Assignment and Assumption Agreement between Jeff Holmes and Blackbridge Capital, LLC, dated April 27, 2016	Incorporated by reference from the Current Report on Form 8-K filed May 11, 2016

10.41	Loan Agreement between Jeff Holmes and CannaSys, Inc. dated April 27, 2016, with exhibits	Incorporated by reference from the Current Report on Form 8-K filed May 11, 2016

10.42	Amendment No. 1 to 10% Convertible Promissory Note of CannaSys, dated May 23, 2016	Incorporated by reference from the Current Report on Form 8-K filed May 25, 2016

10.43	Grant of Restricted Stock to Tangiers Investment Group, LLC, dated May 23, 2016	Incorporated by reference from the Current Report on Form 8-K filed May 25, 2016

10.44	Second Amended and Restated Promissory Note for $50,000 to Kodiak Capital Group, LLC, issued May 23, 2016	Incorporated by reference from the Current Report on Form 8-K filed June 9, 2016

10.45	Amendment No. 1 to Transaction Documents among CannaSys, Inc., Kodiak Capital Group, LLC, and B44, LLC, fully executed on May 25, 2016	Incorporated by reference from the Current Report on Form 8-K filed June 9, 2016

10.46	Securities Purchase Agreement between CannaSys, Inc. and EMA Financial, LLC, dated May 5, 2016	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed August 18, 2016

10.47	12% Convertible Note in the Principal Amount of $53,500, issued May 5, 2016, to EMA Financial, LLC	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed August 18, 2016

10.48	Securities Purchase Agreement between CannaSys, Inc. and Black Forest Capital, LLC, dated May 31, 2016	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed August 18, 2016

10.49	Convertible Promissory Note in the Amount of $30,000 Payable to Black Forest Capital, LLC	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed August 18, 2016

Exhibit Number*	Title of Document	Location
10.50	Note Purchase and Assignment Agreement	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed August 18, 2016

10.51	Replacement Convertible Promissory Note	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed August 18, 2016

10.52	Stockholders’ Agreement among Mile High Consulting and Branding, Inc., CannaSys, Inc., and MHB, Inc. d/b/a Mile High Brands effective May 31, 2016	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed August 18, 2016

10.53	First Amendment to 8% Convertible Redeemable Notes executed July 12, 2016	Incorporated by reference from current report on Form 8-K filed July 26, 2016

10.54	Securities Purchase Agreement between CannaSys, Inc. and Auctus Fund LLC, dated July 20, 2016	Incorporated by reference from current report on Form 8-K filed July 27, 2016

10.55	Convertible Promissory Note in the amount of $45,750 Payable to Auctus Fund, LLC	Incorporated by reference from current report on Form 8-K filed July 27, 2016

10.56	Share Exchange Agreement between CannaSys, Inc., and F-Squared Enterprises LLC, effective July 27, 2016	Incorporated by reference from current report on Form 8-K filed August 2, 2016

10.57	Asset Purchase Agreement, together with exhibits, between CannaSys, Inc. and Beta Killers LLC, dated August 10, 2016	Incorporated by reference from current report on Form 8-K filed August 16, 2016

10.58	Amendment No. 1 to Transaction Documents between CannaSys, Inc. and Kodiak Capital Group, LLC, dated August 18, 2016	Incorporated by reference from current report on Form 8-K filed August 24, 2016

10.59	Agreement of Termination, Compromise, Settlement, and Mutual Release of Claims between CannaSys, Inc. and National Concessions Group, Inc. effective September 30, 2016	Incorporated by reference from current report on Form 8-K filed October 11, 2016

10.60	Agreement of Termination between CannaSys, Inc. and Loyl.Me, LLC effective September 30, 2016	Incorporated by reference from current report on Form 8-K filed October 11, 2016

Exhibit Number*	Title of Document	Location
10.61	Form of Securities Purchase Agreement dated as of October 31, 2016 between CannaSys, Inc. and an accredited investor	Incorporated by reference from current report on Form 8-K filed November 14, 2016

10.62	Form of Convertible Promissory Note between CannaSys, Inc. and an accredited investor dated October 31, 2016	Incorporated by reference from current report on Form 8-K filed November 14, 2016

10.63	Form of Replacement Convertible Promissory Note between CannaSys, Inc. and an accredited investor dated October 31, 2016	Incorporated by reference from current report on Form 8-K filed November 14, 2016

10.64	Consulting Agreement between CannaSys, Inc. and Patrick Burke dated October 31, 2016**	Incorporated by reference from current report on Form 8-K filed November 14, 2016

10.65	Securities Purchase Agreement between CannaSys, Inc., and Auctus Fund, LLC, dated December 7, 2016	Incorporated by reference from current report on Form 8-K filed December 16, 2016

10.66	CannaSys, Inc. 12% Convertible Redeemable Note Due December 7, 2017	Incorporated by reference from current report on Form 8-K filed December 16, 2016

10.67	Amendment No. 1 to Equity Purchase Agreement between CannaSys, Inc. and Kodiak Capital Group, LLC dated December 15, 2016	Incorporated by reference from current report on Form 8-K filed December 16, 2016

10.68	Securities Purchase Agreement between CannaSys, Inc., and Adar Bays, LLC, dated December 12, 2016	Incorporated by reference from current report on Form 8-K filed December 28, 2016

10.69	CannaSys, Inc. 8% Convertible Redeemable Note Due December 12, 2017	Incorporated by reference from current report on Form 8-K filed December 28, 2016

10.70	CannaSys, Inc. 8% Convertible Redeemable Note Due December 12, 2017, with corresponding Adar Bays, LLC Collateralized Secured Promissory Note	Incorporated by reference from current report on Form 8-K filed December 28, 2016

10.71	CannaSys, Inc. 8% Convertible Redeemable Note Due December 12, 2017, with corresponding Adar Bays, LLC Collateralized Secured Promissory Note	Incorporated by reference from current report on Form 8-K filed December 28, 2016

Exhibit Number*	Title of Document	Location
10.72	Amendment to Share Exchange Agreement dated December 22, 2016, between CannaSys, Inc. and MHB, Inc.	Incorporated by reference from current report on Form 8-K filed December 28, 2016

10.73	Amendment No. 2 to Equity Purchase Agreement between CannaSys, Inc. and Kodiak Capital Group, LLC, dated March 2, 2017	Incorporated by reference from current report on Form 8-K filed March 2, 2017

Item 14	Code of Ethics
14.01	Code of Ethics	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2008, filed March 30, 2009

Item 16	Letter re Change in Certifying Accountant
16.01	Letter from HJ & Associates to Securities and Exchange Commission regarding change in certifying accountant dated April 8, 2015	Incorporated by reference from the Current Report on Form 8-K filed April 8, 2015

Item 21	Subsidiaries of the Registrant
21.01	Schedule of Subsidiaries	Incorporated by reference from the Registration Statement on Form S-1 filed February 2, 2016

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101	Interactive Data Files***
101.INS	XBRL Instance Document	This filing.

101.SCH	XBRL Taxonomy Extension Schema	This filing.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.

Exhibit Number*	Title of Document	Location
101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing.

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

*** Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act or Section 18 of the Exchange Act and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANNASYS, INC. (Registrant)

Dated: April 14, 2017	By:	/s/ Michael A. Tew
Michael A. Tew
Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael A. Tew
Dated: April 14, 2017	Michael A. Tew, Director
Chief Executive Officer and
Chief Financial Officer

/s/ Brandon C. Jennewine
Dated: April 14, 2017	Brandon C. Jennewine, Director

/s/ Daniel J. Rogers
Dated: April 14, 2017	Daniel J. Rogers, Director

CANNASYS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cannasys, Inc.:

We have audited the accompanying balance sheets of Cannasys, Inc. (“the Company”) as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Cannasys, Inc., as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC
Lakewood, CO
April 14, 2017

CANNASYS, INC. Balance Sheets
	December 31,
	2016	2015

Assets

Current Assets:
Cash	$7,090	$7,720
Accounts receivable	-	4,550
Total Current Assets	7,090	12,270
Property and equipment, net depreciation of $0 and $3,225, respectively	-	5,178
Software, net of amortization of $40,264 and $0, respectively	180,736	-
Software license	-	255,000
Available for sale securities	32,500	32,500
Equity investment in MHB, Inc., net of impairment of $1,049,475
and $1,846,515, respectively	-	1,049,475
Deposit	1,500	-
Total Assets	$221,826	$1,354,423

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$462,320	$123,676
Accrued expenses	130,091	51,274
Notes payable	27,000	200,000
Convertible notes payable, net of discount of $87,908
and $122,084, respectively	353,740	152,966
Total Current Liabilities	973,151	527,916

Total Liabilities	973,151	527,916

Stockholders’ Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
no shares issued	-	-
Common stock, $0.001 par value, 2,000,000,000 shares
authorized, 355,734,404 and 1,058,802 shares issued and
outstanding, respectively	355,734	1,059
Additional paid-in capital	9,357,233	6,442,134
Accumulated deficit	(10,464,292)	(5,616,686)
Total Stockholders’ Equity	(751,325)	826,507

Total Liabilities and Stockholders’ Equity	$221,826	$1,354,423

The accompanying notes are an integral part of these financial statements.

CANNASYS, INC. Statements of Operations

	For the Years Ended December 31,
	2016	2015

Sales revenue	$66,849	$119,325
Cost of goods sold	24,260	47,823
Gross Margin	42,589	71,502

Operating Expenses:
Stock-based compensation expense	697,523	904,125
Professional fees	369,212	207,892
Salary and wages expense	230,176	491,223
General and administrative	347,514	231,033
Total Operating Expenses	1,644,425	1,834,273

Loss from Operations	(1,601,836)	(1,762,771)

Other expense:
Interest expense	(46,094)	(6,344)
Interest expense – debt discount and loan financing fees	(612,679)	(85,250)
Penalties	(78,771)	-
Impairment loss on investment	(1,049,475)	(1,846,515)
Loss on issuance of convertible debt	(1,214,985)	(152,966)
Gain on forgiveness of debt	15,000	-
Loss on fixed asset and intangible assets	(258,766)	-
Loss on investment	-	(4,010)
Total other expense	(3,245,770)	(2,095,085)

Loss before provision for income taxes	(4,847,606)	(3,857,856)
Provision for income taxes	-	-

Net loss	$(4,847,606)	$(3,857,856)

Basic and diluted loss per common share	$(0.22)	$(0.31)

Weighted average number of common shares outstanding	21,993,441	12,563,717

The accompanying notes are an integral part of these financial statements.

CANNASYS, INC. Statements of Stockholders’ Equity
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2014	552,188	$ 552	$2,258,016	$(1,758,830)	$ 499,738

Issuance of common stock for licensing	6,615	7	108,243	-	108,250

Issuance of common stock for investment	500,000	500	2,899,500	-	2,900,000

Issuance of warrants	-	-	904,125	-	904,125

Beneficial conversion feature on convertible debt	-	-	272,250	-	272,250

Net loss for the year ended December 31, 2015	-	-	-	(3,857,856)	(3,857,856)

Balance, December 31, 2015	1,058,803	1,059	6,442,134	(5,616,686)	826,507

Issuance of common stock for services	1,995,655	1,995	126,936	-	128,931

Issuance of common stock for debt conversion	353,106,142	353,106	266,407	-	619,513

Issuance of common stock for warrants	8,804	9	(9)	-	-

Cancellation of issuance	(485,000)	(485)	485	-	-

Beneficial conversion feature
on convertible debt and warrants	-	-	2,300,330	-	2,300,330

Stock issued for asset acquisition	50,000	50	220,950	-	221,000

Net loss for the year ended December 31, 2016	-	-	-	(4,847,606)	(4,847,606)

Balance, December 31, 2016	355,734,404	$355,734	$9,357,233	$(10,464,292)	$ (751,325)

The accompanying notes are an integral part of these financial statements.

CANNASYS, INC. Statements of Cash Flows
	For the years ended December 31,
	2016	2015

Cash flow from operating activities
Net loss	$(4,847,606)	$(3,857,856)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	41,676	2,810
Stock-based compensation	697,253	904,125
Amortization of debt discount	612,679	85,250
Impairment loss on investment	1,049,475	1,846,515
Penalties	78,771
Loss on issuance of convertible debt	1,214,985	152,966
Loss on disposal of fixed and intangible assets	258,766	-
Loss on investment	-	4,010
Gain on forgiveness of debt	(15,000)	-
Change in operating assets and liabilities:
Accounts receivable	4,550	(2,326)
Prepaids and other assets	(1,500)	15,330
Related-party payable	-	(1,320)
Accounts payable	353,644	102,542
Accrued expenses	94,927	(2,796)
Net cash used in operating activities	(457,380)	(750,750)

Cash flows used in investing activities:
Purchase of software license	-	(121,750)
Purchase of available for sale securities	-	(32,500)
Net cash used in investing activities	-	(154,250)

Cash flows from financing activities:
Proceeds from notes payable	456,750	387,000
Net cash provided by financing activities	456,750	387,000

Net decrease in cash	(630)	(518,000)
Cash at beginning of the year	7,720	525,720
Cash at end of the year	$7,090	$7,720

Supplemental Disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-
Supplemental disclosure of non-cash activities
Common stock issued for software license	$-	$108,250
Common stock issued for investment	$221,000	$2,900,000
Issuance of convertible notes payable	$619,513	$272,250

The accompanying notes are an integral part of these financial statements.

CANNASYS, INC.

Notes to the Financial Statements

December 31, 2016

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

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

In connection with the closing of the Merger and after meeting the requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), on November 12, 2014, we filed amended and restated articles of incorporation with the Nevada Secretary of State that: (i) changed our name to CannaSys, Inc.; (ii) increased our authorized capital stock to 80,000,000 shares, consisting of 75,000,000 shares of common stock and 5,000,000 shares of preferred stock; (iii) authorized 5,000,000 shares of preferred stock; and (iv) made other modernizing, nonmaterial changes to our articles of incorporation. Changing our corporate name to CannaSys, Inc. was a condition to the Merger transaction. The name change better reflects the nature of our principal business operations and it became effective in the OTC market on December 2, 2014, when FINRA announced the name change. We also received a new CUSIP number and our trading symbol was changed to “MJTK.”

On October 17, 2016, we completed a recapitalization of our company, consisting of a 20-to-one reverse split and an increase of authorized capitalization. Our amended and restated articles of incorporation authorize us to issue 2,500,000,000 shares of capital stock, consisting of 2,000,000,000 shares of common stock, par value $0.001, and 5,000,000 shares of preferred stock, par value $0.001. This recapitalization triggered the automatic conversion of 1,515,000 shares of Series A Preferred Stock to 75,750 shares of common stock.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in accordance with GAAP permits management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the year ended December 31, 2016 or 2015.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value. The need for an allowance for uncollectible amounts is evaluated quarterly. We have not deemed it necessary to establish an allowance for doubtful accounts as of December 31, 2016 and 2015.

Reclassifications

Certain reclassifications have been made to the prior-year financial information to conform to the presentation used in the financial statements for the year ended December 31, 2016.

Fair Value of Financial Instruments

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 825-10-50-10, Financial Instruments—Overall—Disclosure, for disclosures about fair value of our financial instruments and ASC 820-10-35-37, Fair Value Measurement—Overall—Subsequent Measure—Fair Value Hierarchy, to measure the fair value of our financial instruments. ASC 820-10-35-37 establishes a framework for measuring fair value GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10-35-37 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by ASC 820-10-35-37 are described below:

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3:	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of our financial assets and liabilities, such as cash, prepaid expenses, and accrued expenses, approximate their fair value because of the short maturity of those instruments. Our notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to us for similar financial arrangements at December 31, 2016.

The following table presents assets and liabilities that are measured and recognized at fair value on a recurring basis:

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)

December 31, 2016:
Available for sale securities	$-	$-	$32,500	$-
Total	$-	$-	$32,500	$-

December 31, 2015:
Available for sale securities	$-	$-	$32,500	$-
Total	$-	$-	$32,500	$-

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

During the fiscal year 2016, we generated several types of revenue, including:

(1) Customized software development, in which we developed software for customers on a bespoke basis.

(2) Software licensing, in which we licensed our existing portfolio of software products to customers on either a one-time fee or recurring monthly fee basis.

We allocated cost of goods sold for both forms of revenue on a pro-rata basis either through direct outsourcing of development resources or through direct costs associated with our employees or contractors.

Earnings (Loss) per Common Share

Net income (loss) per common share is computed pursuant to ASC 260-10-45, Earnings per Share—Overall—Other Presentation Matters. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that we incorporated as of the beginning of the first period presented

.

Our diluted loss per share is the same as the basic loss per share for the years ended December 31, 2016 and 2015, as the inclusion of any potential shares would have had an antidilutive effect due to our generating a loss.

Stock-based Compensation

We account for equity-based transactions with nonemployees under the provisions of ASC 505-50, Equity-Based Payments to Non-Employees. ASC 505-50 establishes that equity-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

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

Income Taxes

We follow ASC 740-10-30, Income Taxes—Overall—Initial Measurement, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

We adopted ASC 740-10-25, Income Taxes—Overall—Recognition, with regards to uncertainty income taxes. ASC 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740-10-25 also provides guidance on derecognition, classification, interest, penalties on income taxes, and accounting in interim periods and requires increased disclosures. We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of ASC 740-10-25.

Recently Issued Accounting Pronouncements

In May 2014, August 2015, April 2016, and May 2016, the FASB issued Accounting Standard Update (ASU) 2014-09—Revenue from Contracts with Customers (Topic 606), ASU 2015-14—Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU 2016-12—Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients to guide accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. These updates also require entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. This standard may be applied to the process of assessing the impact, if any, on our financial statements.

In September 2015, the FASB issued ASU 2015-16—Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-16 is not expected to have a material effect on our financial statements.

In November 2015, the FASB issued ASU 2015-17—Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We do not anticipate the adoption of this ASU will have a significant impact on our financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect this standard will have on our financial statements.

In June 2016, the FASB issued ASU 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB’s Emerging Issues Task Force). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including interim periods within those fiscal years. An entity that elects early adoption must adopt all of the amendments in the same period. The guidance requires application using a retrospective transition method. We are currently evaluating the effects, if any, that the adoption of this guidance will have on our cash flows.

We have implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

NOTE 3—GOING CONCERN

As reflected in the accompanying financial statements, we have an accumulated deficit of $10,464,292 at December 31, 2016, had a net loss of $4,847,606, and used net cash of $457,380 in operating activities for year ended December 31, 2016. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

NOTE 4—PROPERTY AND EQUIPMENT

Furniture, fixtures, and equipment, stated at cost, less accumulated depreciation consisted of the following at December 31:

	2016	2015

Furniture, fixtures, and equipment	$ 8,403	$ 8,403
Less: accumulated depreciation	(4,637)	(3,225)
Loss on disposal	(3,766)	-
Fixed assets, net	$ -	$ 5,178

During the year ended December 31, 2016, we disposed of $8,403 of office furniture we were no longer using, resulting in a loss on disposal of $3,766.

Depreciation Expense

Depreciation expense for the years ended December 31, 2016 and 2015, was $1,412 and $2,810, respectively.

Software, stated at cost, less accumulated amortization consisted of the following at December 31:

	2016	2015
Software	$221,000	$ -
Less: accumulated amortization	(40,264)	-
Fixed assets, net	$180,736	$ -

Amortization Expense

Amortization expense for the software for the years ended December 31, 2016 and 2015, was $40,264 and $0, respectively.

NOTE 5—SOFTWARE LICENSE

Effective February 12, 2015, we entered into an exclusive licensing agreement with Loyl.Me LLC, an established provider of automated marketing and customer relationship management software. The licensing agreement allowed us the opportunity for perpetual and exclusive rights and ability to provide the cannabis community a convenient, cost-effective, and streamlined technology branded as “BumpUp Rewards.” The term of the agreement was perpetual; therefore, no amortization was recognized. At December 31, 2015, we performed an impairment test for the value of the license as required by ASC 350, Intangibles—Goodwill and Other, and determined there had been no impairment to the value of the software license as recorded on the balance sheet. The agreement required nine installment payments of $25,000 each to be paid with a combination of cash and stock and 8% of revenue from the use of the licensed technology. As of October 3, 2016, we had paid $255,000 in cash and stock towards the total cost of the license. On October 3, 2016, we entered into an agreement to terminate the license agreement as it was no longer a core part of our daily business operations. Because of the termination, the software license is fully impaired resulting in a loss of $255,000. In addition, a remaining payable was forgiven resulting in a gain on forgiveness of debt of $15,000.

NOTE 6—AVAILABLE FOR SALE SECURITIES

On December 10, 2015, we acquired a 1.083% interest in Duby, LLC for $32,500. Duby is a social media application focused on cannabis consumers. As part of the acquisition, Duby plans to assist in the promotion of our products and services on its platform. We purchased the interest in Duby as part of ongoing negotiations for the joint marketing and promotion of our respective products. The purchase is being accounted for according to ASC 320, Debt and Equity Securities, as available-for-sale securities and has been recorded at cost. As Duby is not a public company with active trading by which the investment could be valued at December 31, 2016, we performed an impairment analysis and determined that as of December 31, 2016, there had been no impairment to the value of the purchased interest in Duby based on subsequent financings undertaken by Duby with third parties that substantiated the reported valuation.

NOTE 7—INVESTMENT IN MHB

On November 10, 2015, we entered into an agreement to exchange 500,000 shares of our common stock for 10 million shares of MHB, Inc., doing business as Mile High Brands (“MHB”). The shares were valued at $5.80 per share, the closing stock price on the date of grant, for a total of $2,900,000. Through this transaction, we acquired 49% of the issued and outstanding common shares of MHB. MHB is a lifestyle branding agency focused on the regulated cannabis industry. Its clients include celebrities and product companies that wish to access the rapidly growing cannabis marketplace. The purchase is being accounted for according to ASC 320, Debt and Equity Securities, under the equity method of accounting. At December 31, 2015, we performed an impairment analysis of our investment in MHB. We used a perpetuity-based valuation model to determine a discounted cash flow and terminal value for MHB’s business. Based on this analysis, it was determined that the value of the investment was impaired and that the current fair value is $1,049,475. We recorded an impairment loss on investment of $1,846,515 as of December 31, 2015. At December 31, 2016, we performed another impairment analysis using the same methodology. Based on this analysis, we determined that the value of the investment was once again impaired and that the current fair value is $0. We recorded an impairment loss on investment of $1,049,475 as of December 31, 2016.

On December 22, 2016, we entered into an amendment to share exchange agreement, under which: (a) MHB cancelled 9,985,000 MHB shares issued to us under the exchange agreement; (b) we cancelled 485,000 of our post-split shares issued to MHB under the exchange agreement; (c) the Gross Revenue Assignment between the parties was terminated and section 2.04 of the exchange agreement was deleted in its entirety; and (d) the parties confirmed that the $7,500 payment from MHB to us was for fees as originally contemplated under the exchange agreement. As amended, each party now owns 15,000 shares of the other party’s common stock.

NOTE 8—ASSET PURCHASE

On August 10, 2016, we entered into an Asset Purchase Agreement and a General Assignment and Bill of Sale, with Beta Killers LLC, a Colorado limited liability company, whereby we acquired all of the assets comprising the current version of the Citizen Toke application, including all Intellectual Property (as defined in the agreement), code, and other intangibles and related documentation associated with Citizen Toke. The purchase price was 1,000,000 shares of common stock. The shares were valued at $0.22 per share, the closing price on the date of purchase, for a total purchase price of $221,000. The software is being amortized over its estimated useful life of three years.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Operating Lease

We currently sublease office space in Denver, Colorado. We signed a month-to-month lease starting January 1, 2016. Current lease payments are based on number of desks being occupied not to exceed $1,500 per month. The sublease required a deposit of $1,500, which was paid on January 25, 2016.

NOTE 10—RELATED-PARTY TRANSACTIONS

Refer to Note 14 for warrants issued.

NOTE 11–NOTE PAYABLE

On April 27, 2016, we issued a promissory note for $27,000 with an investor in conjunction with assignment of his note dated June 26, 2015, to another investor (Note 12). The note included a $25,000 cash payment and a $2,000 original issue discount. The note is unsecured, accrues interest at 1% per annum, and is due and payable on October 26, 2016. In connection with the execution of the promissory note, we also issued a warrant to purchase 5,000 shares of common stock (Note 14). As of December 31, 2016, this note remains outstanding and has accrued interest of $182.

NOTE 12—NOTES PAYABLE IN DEFAULT

During the year ended December 31, 2015, we issued four unsecured promissory notes to two accredited investors for a total of $200,000 in a private placement of our securities. The notes accrue interest at 1% per annum and were due and payable on March 1, 2016. On April 27, 2016, one of the investors entered into a Note Purchase and Assignment Agreement whereby he assigned his full interest in one of the notes for $50,000 to another investor. On May 23, 2016, one of the investors entered into a Note Purchase and Assignment Agreement whereby it assigned its full interest in one of the notes for $50,000 to another investor. On May 31, 2016, one of the investors entered into a Note Purchase and Assignment Agreement whereby it assigned its full interest in one of the notes for $50,000 to another investor. On October 24, 2016, one of the investors entered into a Note Purchase and Assignment Agreement, whereby it assigned its full interest in the final note for $50,000 to another investor. As of December 31, 2016, all $200,000 has been assigned to another investor.

On January 13, 2016, we issued a promissory note for $75,000 to an investor. The note is unsecured, accrues interest at 1% per annum, and is due and payable on June 30, 2016. In connection with the execution of the promissory note, we also issued a warrant to purchase 11,250 shares of common stock. On October 24, 2016, the investor entered into a Note Purchase and Assignment Agreement with Black Forest Capital, LLC, whereby it assigned its full interest in the note for $75,000.

NOTE 13—CONVERTIBLE NOTES PAYABLE

The following is a summary of outstanding convertible promissory notes as of December 31, 2015:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Principal Balance Outstanding

EMA Financial, LLC	10/14/2015	10/14/2016	10%	$ 30,800
Tangiers Investment Group, LLC	11/18/2015	11/19/2016	10%	60,000
Kodiak Capital Group, LLC	11/30/2015	12/01/2016	12%	50,000
Auctus Fund, LLC	12/03/2015	09/03/2016	10%	49,250
Adar Bays, LLC	12/10/2015	12/10/2016	8%	35,000
Kodiak Capital Group, LLC	12/15/2015	07/15/2016	0%	50,000
				275,050
Less debt discount				(122,084)
				$ 152,966

The following is a summary of outstanding convertible promissory notes as of December 31, 2016:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Principal Balance Outstanding

EMA Financial, LLC	10/14/2015	10/14/2016	12%	$ -	(1)
Tangiers Investment Group, LLC	11/18/2015	11/19/2016	10%	2,216	(2)
Kodiak Capital Group, LLC	11/30/2015	12/01/2016	12%	44,687	(3)
Auctus Fund, LLC	12/03/2015	09/03/2016	10%	-	(4)
Kodiak Capital Group, LLC	12/15/2015	7/15/2016	0%	50,000
Adar Bays, LLC	12/16/2015	12/16/2016	8%	-	(5)
Colonial Stock Transfer	01/14/2016	01/14/2017	10%	7,507	(6)
Blackbridge Capital, LLC	04/27/2016	10/27/2016	1%	4,500	(7)
EMA Financial, LLC	05/05/2016	05/05/2017	12%	32,883	(8)
Black Forest Capital, LLC	05/31/2016	05/31/2017	8%	-	(9)
Black Forest Capital, LLC	05/31/2016	05/31/2017	2%	-	(10)
Adar Bays, LLC	07/12/2016	04/12/2017	8%	-	(11)
Auctus Fund, LLC	07/20/2016	04/20/2017	10%	45,750
Microcap Equity	10/13/2016	10/13/2017	12%	-	(12)
Microcap Equity	10/21/2016	10/21/2017	12%	7,400
Black Forest Capital, LLC	10/24/2016	04/24/2017	8%	78,600	(13)
Black Forest Capital, LLC	11/04/2016	11/04/2017	8%	27,500
Auctus Fund, LLC	12/07/2016	09/07/2017	12%	40,750
Adar Bays, LLC	12/12/2016	12/12/2017	8%	14,855	(14)
Black Forest Capital, LLC	12/14/2016	12/14/2017	8%	27,500
Adar Bays, LLC	12/20/2016	12/12/2017	8%	57,500
				$441,648
Less debt discount:				(87,908)
Convertible notes payable, net of discount:				$353,740

_______________

(1)  Converted $33,300 of principal to common stock.

(2)  Converted $57,784 of principal to common stock.

(3)  Converted $5,313 of principal to common stock.

(4)  Converted $49,250 of principal to common stock.

(5)  Converted $35,000 of principal to common stock.

(6)  Converted $2,400 of principal to common stock.

(7)  Converted $45,500 of principal to common stock.

(8)  Converted $20,617 of principal to common stock.

(9)  Converted $30,000 of principal to common stock.

(10)  Converted $50,000 of principal to common stock.

(11)  Converted $35,000 of principal to common stock

(12)  Converted $50,000 of principal to common stock

(13)  Converted $48,900 of principal to common stock

(14)  Converted $60,156 of principal to common stock

Accrued interest on the above notes was $23,700 and $6,210 as of December 31, 2016, and December 31, 2015, respectively.

Debt discount expense including original issue discounts for the years ended December 31, 2016 and 2015, was $612,679 and $85,250, respectively. Carrying value of all convertible notes, net of debt discounts, as of December 31, 2016 and 2015, is $353,740 and $152,966, respectively.

Based on the fair value of the embedded conversion options on the day of issuance, a loss of $1,214,985 and $152,966 for the years ended December, 2016 and 2015, respectively, was recorded in the statement of operations.

NOTE 14—STOCK WARRANTS

The warrants issued by us are classified as equity. The fair value of the warrants calculated at the time of grant was recorded as an increase to additional paid-in-capital.

On December 20, 2015, pursuant to the terms of an arrangement with National Concessions Group, Inc., we agreed to issue warrants to purchase 2,500 shares of our common stock per quarter, at a price per share equal to the trailing 60-day volume weighted average price per share of our common stock, every quarter during the six quarters the services were to be provided. As of December 31, 2015, we had issued one warrant for 2,500 shares, with an aggregate fair value of $16,000 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $1.00, stock price of $6.40, 0.8% risk free rate, 848.1% volatility, and expected life of the warrant of 1.4 years. In connection with a termination agreement dated September 28, 2016, with National Concessions, the warrants were cancelled with no additional vesting.

On December 24, 2015, we issued a warrant to purchase 150,000 shares of common stock to our chief executive officer. As of December 31, 2015, the warrant had vested for 87,500 shares, with an aggregate fair value of $612,500. As of December 31, 2016, the warrant vested for another 50,000 shares, with an aggregate fair value of $350,000. The aggregate fair value is based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $1.00, stock price of $7.00, 1.33% risk free rate, 842% volatility, and expected life of the warrant of three years.

On December 24, 2015, we issued a warrant to purchase 25,000 shares of common stock to one of our directors. The aggregate fair value of the warrant totaled $175,000 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $1.00, stock price of $7.00, 1.33% risk free rate, 842% volatility, and expected life of the warrant of three years.

On December 24, 2015, we issued a warrant to purchase 12,500 shares of common stock to one of our directors. The aggregate fair value of the warrant totaled $87,500 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $1.00, stock price of $7.00, 1.33% risk free rate, 842% volatility, and expected life of the warrant of three years.

On December 24, 2015, we issued a warrant to purchase 7,500 shares of common stock to a former director. As of December 31, 2015, the warrant had vested for 1,875 shares. The aggregate fair value of the vested warrant totaled $13,125 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $1.00, stock price of $7.00, 1.33% risk free rate, 842% volatility, and expected life of the warrant of three years. On March 22, 2016, we accepted the resignation of Mr. Wollins resulting in the cancellation of the warrant for the remaining 5,625 shares.

On January 13, 2016, pursuant to the terms of a promissory note with an accredited investor, we issued a warrant to purchase 11,250 shares of common stock. The aggregate fair value of the warrant totaled $69,750 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $1.00, stock price of $6.20, 1.15% risk free rate, 600% volatility, and expected life of the warrant of three years. On February 10, 2016, B44 exercised its right to a cashless conversion of its warrant, for which it received 8,804 shares of common stock.

On January 21, 2016, we issued a warrant to purchase 15,625 shares of common stock to an investor. The aggregate fair value of the warrant totaled $71,875 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $8.00, stock price of $4.60, 2.02% risk free rate, 600% volatility, and expected life of the warrant of 10 years.

On January 24, 2016, pursuant to the terms of a consulting agreement, we issued a warrant to purchase 5,000 shares of common stock to an investor, with an exercise price of $4.60 per share, that expires January 23, 2017. The aggregate fair value of the warrant totaled $28,967 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $4.60, stock price of $5.80, 0.47% risk free rate, 638% volatility, and expected life of the warrant of one year.

On April 28, 2016, pursuant to the terms of a promissory note with an investor, we issued a warrant to purchase 5,000 shares of common stock. The aggregate fair value of the warrant totaled $27,000 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $1.00, stock price of $5.40, 0.91% risk free rate, 1,177% volatility, and expected life of the warrant of 2.68 years.

A summary of the outstanding warrants as of December 31, 2015 and 2016, is as follows:

	Shares Available to Purchase with Warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2015	210,000	$1.00	$7.00

Issued	36,875	5.60	5.40
Exercised	(11,250)	-	-
Cancelled	(20,625)	-	-
Expired	-	-	-
Outstanding, December 31, 2016	215,000	$1.60	$6.80

Exercisable, December 31, 2016	202,500	$1.80	$6.60

Range of Exercise Prices	Number Outstanding 12/31/2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00 - $8.00	215,000	2.5 years	$1.80

NOTE 15—STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

On February 9, 2015, we issued 1,250 shares of common stock per the terms of the licensing agreement with Loyl.Me LLC. The shares were valued at $40.00 per share, the closing stock price on the date of grant, for total noncash stock compensation expense of $50,000.

On April 10, 2015, we issued 281 shares of common stock per the terms of the licensing agreement with Loyl.Me. The shares were valued at $29.36 per share, the closing stock price on the date of grant, for total noncash stock compensation expense of $8,250.

On July 10, 2015, we issued 1,202 shares of common stock per the terms of the licensing agreement with Loyl.Me. The shares were valued at $20.80 per share, the closing stock price on the date of grant, for total noncash stock compensation expense of $25,000.

On October 10, 2015, we authorized the issuance of 3,882 shares of common stock per the terms of the licensing agreement with Loyl.Me. The shares were valued at $6.44 per share, the closing stock price on the date of grant, for total noncash stock compensation expense of $25,000.

Pursuant to our November 10, 2015, agreement, on January 14, 2016, we issued 500,000 shares of our common stock in exchange for 10 million shares of MHB, Inc. The shares were valued at $5.80 per share, the closing stock price on the date of grant, for a total of $2,900,000. On December 22, 2016, we cancelled 485,000 shares of our common stock previously issued to MHB under this agreement.

On January 14, 2016, we granted 2,500 shares of common stock to the successor-in-interest to Loyl.Me LLC, in connection with an amendment to the license agreement. The shares were valued at $5.60 per share, the closing stock price on the date of grant, for a total noncash expense of $14,000.

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

On March 31, 2016, we entered into an Agreement of Termination, Compromise, Settlement and Mutual Release of Claims, with LuvBuds, LLC, Brett Harris, and Tag Distributing LLC, to resolve, compromise, settle, and dispose of and any and all disputes and claims that existed or may exist among the parties. Pursuant to the terms of the agreement, Mr. Harris retained the stock grant for 15,000 shares of common stock. The shares were valued at $4.40 per share, the closing stock price on the date of grant, for a total noncash expense of $66,000.

On May 23, 2016, we entered into Amendment No. 1 to 10% Convertible Promissory Note to amend the terms of the 10% Convertible Promissory Note dated November 18, 2015, with an accredited investor. In consideration of the investor’s agreement not to submit a notice of conversion prior to June 10, 2016, we issued a grant of restricted stock of 5,000 shares of common stock to it. The shares were valued at $1.20 per share, the closing stock price on the date of grant, for a total noncash expense of $6,000.

On July 27, 2016, we entered into a Share Exchange Agreement with an entity owned by one of our directors to exchange 75,750 (1,515,000 shares of our pre-reverse-split common stock) for 1,515,000 shares of our Series A Preferred Stock. As provided in the terms of the Series A Preferred Stock, on October 17, 2016, the effective date of our recapitalization, the Series A Preferred Stock was automatically converted into 75,750 shares of common stock.

On August 10, 2016, pursuant to an Advisory Engagement Agreement, we issued to an employee a grant of restricted stock for 12,500 shares of our common stock, to vest over 12 months in accordance with the schedule set forth in the stock grant.

On August 11, 2016, we issued 6,250 shares of common stock in consideration for consulting services rendered. The shares were valued at $2.10 per share, the closing stock price on the date of grant, for a total noncash expense of $13,125.

During the fourth quarter of 2016 we issued 1,953,125 shares of common stock for services. The shares were valued at the closing stock price on the date of grant, for a total noncash expense of $5,431.

The following table reflects the amounts of principal, interest, and fees converted, and the corresponding number of shares issued, in connection with outstanding convertible promissory notes during the year ended December 31, 2016:

Date	Note Holder	Price	Shares Issued	Amount Converted

04/29/2016	Blackbridge Capital	$ 1.38	16,667	$ 25,000.00
05/03/2016	EMA Financial LLC	1.50	3,500	5,250.00
05/19/2016	Blackbridge Capital, LLC	0.02	6,061	(1)
05/27/2016	Blackbridge Capital, LLC	0.02	102,273	(1)
05/27/2016	EMA Financial LLC	0.12	50,000	5,500.00
06/03/2016	Black Forest Capital. LLC	0.20	50,000	10,000.00
06/06/2016	Auctus Fund, LLC	0.22	54,703	12,034.30
06/08/2016	Blackbridge Capital, LLC	0.08	100,000	10,000.00
06/08/2016	EMA Financial LLC	0.06	63,630	3,744.63
06/09/2016	EMA Financial LLC	0.04	74,330	2,861.69
06/09/2016	Tangiers Investment Group, LLC	0.08	135,065	10,400.00
06/10/2016	Auctus Fund	0.08	53,370	4,109.67
06/10/2016	Black Forest Capital. LLC	0.06	71,429	5,000.00
06/10/2016	Blackbridge Capital, LLC	0.06	142,857	10,000.00
06/13/2016	EMA Financial LLC	0.02	100,331	2,207.27
06/14/2016	Blackbridge Capital, LLC	0.02	81,818	(2)
06/14/2016	Tangiers Investment Group, LLC	0.06	184,298	11,150.00
06/15/2016	Black Forest Capital. LLC	0.06	90,909	5,000.00
06/16/2016	Tangiers Investment Group, LLC	0.04	55,632	2,509.00
06/17/2016	Black Forest Capital. LLC	0.04	122,500	5,022.50
06/17/2016	Blackbridge Capital, LLC	0.02	101,045	(3)
06/20/2016	Adar Bays LLC	0.04	107,692	4,415.39
06/20/2016	Blackbridge Capital, LLC	0.02	62,084	(2)
06/21/2016	Black Forest Capital. LLC	0.04	122,500	5,022.50
06/22/2016	Black Forest Capital. LLC	0.04	135,000	5,535.00
06/27/2016	Blackbridge Capital, LLC	0.04	12,195	500.00
07/08/2016	Adar Bays LLC	0.04	75,000	3,075.00
07/15/2016	Kodiak Capital Group LLC	0.02	158,183	3,717.00
10/07/2016	Kodiak Capital Group LLC	0.007	163,044	1,222.82
10/17/2016	Auctus Fund LLC	0.000	166,039	2,374.35
10/18/2016	EMA Financial LLC	0.005	179,800	934.60
10/19/2016	Black Forest Capital, LLC	0.013	174,000	2,262.00
10/20/2016	Black Forest Capital, LLC	0.013	190,770	2,480.00
10/21/2016	Black Forest Capital, LLC	0.013	210,000	2,730.00
10/21/2016	Auctus Fund LLC	0.014	174,170	2,490.63
10/21/2016	EMA Financial LLC	0.005	216,450	1,125.54
10/24/2016	Microcap Equity Group LLC	0.013	174,153	2,264.00
10/24/2016	Black Forest Capital, LLC	0.013	239,000	3,107.00
10/24/2016	Microcap Equity Group LLC	0.013	239,230	3,110.00
10/25/2016	Auctus Fund LLC	0.010	239,600	2,491.84
10/26/2016	Colonial Stock Transfer	0.012	205,128	2,400.00
10/26/2016	Black Forest Capital, LLC	0.013	259,000	3,367.00
10/26/2016	Microcap Equity Group LLC	0.013	260,153	3,382.00
10/27/2016	Adar Bays LLC	0.020	250,000	5,000.00
10/27/2016	Auctus Fund LLC	0.010	284,100	2,954.64
10/27/2016	EMA Financial LLC	0.005	293,300	1,525.16
10/27/2016	Microcap Equity Group LLC	0.013	260,153	3,382.00
10/31/2016	Black Forest Capital, LLC	0.013	311,285	4,000.00
10/31/2016	Adar Bays LLC	0.012	342,412	4,400.00

Date	Note Holder	Price	Shares Issued	Amount Converted
10/31/2016	Microcap Equity Group LLC	0.012	373,913	4,300.00
10/31/2016	Kodiak Capital Group LLC	0.000	171,000	64.12
10/31/2016	EMA Financial LLC	0.005	429,213	1,974.38
11/01/2016	Auctus Fund LLC	0.009	374,500	3,445.40
11/01/2016	Adar Bays LLC	0.011	373,913	4,300.00
11/01/2016	Microcap Equity Group LLC	0.012	414,956	4,772.00
11/02/2016	Adar Bays LLC	0.011	469,565	5,400.00
11/02/2016	EMA Financial LLC	0.004	530,500	2,153.83
11/03/2016	Black Forest Capital, LLC	0.011	370,000	3,977.50
11/03/2016	Auctus Fund LLC	0.008	374,500	3,040.94
11/03/2016	Tangiers Investment Group LLC	0.0091	1,028,681	9,397.00
11/04/2016	Microcap Equity Group LLC	0.010	512,315	5,200.00
11/04/2016	Kodiak Capital Group LLC	0.000	824,694	309.26
11/04/2016	Tangiers Investment Group, LLC	0.005	1,381,761	6,591.00
11/07/2016	Adar Bays LLC	0.010	465,116	5,000.00
11/07/2016	Adar Bays LLC	0.005	462,264	2,450.00
11/07/2016	Adar Bays LLC	0.003	664,528	3,522.00
11/08/2016	Microcap Equity Group LLC	0.000	497,767	(1)
11/08/2016	Black Forest Capital, LLC	0.003	690,000	3,657.10
11/08/2016	Adar Bays LLC	0.0053	274,151	1,203.00
11/08/2016	EMA Financial LLC	0.002	895,500	1,898.46
11/09/2016	Auctus Fund LLC	0.005	867,000	4022.88
11/09/2016	Tangiers Investment Group LLC	0.0048	1,736,268	8,282.00
11/09/2016	Adar Bays LLC	0.005	513,585	2,722.00
11/09/2106	Black Forest Capital, LLC	0.005	301,436	1,597.61
11/10/2016	Microcap Equity Group LLC	0.0053	866,037	4,590.00
11/10/2016	Adar Bays LLC	0.0053	1,028,113	5,449.00
11/11/2016	Black Forest Capital, LLC	0.0029	930,000	2,650.50
11/11/2016	Microcap Equity Group LLC	0.0028	744,489	2,121.79
11/11/2016	Tangiers Investment Group LLC	0.0026	2,502,534	6,419.00
11/14/2016	EMA Financial LLC	0.001	2,752,000	2,752.00
11/14/2016	Adar Bays LLC	0.0029	1,198,596	3,416.00
11/15/2016	Auctus Fund LLC	0.0017	1,450,000	2,436.00
11/15/2016	Black Forest Capital LLC	0.0021	1,450,000	3,045.00
11/15/2016	Adar Bays LLC	0.0021	1,458,452	3,062.75
11/21/2016	Black Forest Capital LLC	0.0015	1,870,000	2,805.00
11/22/2016	Tangiers Investment Group LLC	0.0013	3,749,630	5,062.00
11/22/2016	Microcap Equity Group LLC	0.0015	1,333,333	2,000.00
11/23/2016	EMA Financial LLC	0.001	4,888,000	4,888.00
11/23/2016	Black Forest Capital LLC	0.0015	1,950,000	2,925.00
11/23/2016	Adar Bays LLC	0.0014	1,873,074	2,528.65
11/28/2016	Adar Bays LLC	0.0014	2,220,000	2,997.00
11/28/2016	Black Forest Capital LLC	0.0013	1,950,000	2,437.50
11/29/2016	Tangiers Investment Group LLC	0.0011	5,314,667	5,979.00
11/29/2016	EMA Financial LLC	0.0005	6,089,500	6,089.50
11/29/2016	Adar Bays LLC	0.0011	2,654,222	2,986.00
11/29/2016	Adar Bays LLC	0.0011	2,862,222	3,220.00
11/30/2016	Black Forest Capital LLC	0.0013	2,640,000	3,300.00
11/30/2016	Adar Bays LLC	0.0011	3,706,667	4,170.00
12/01/2016	Black Forest Capital LLC	0.0013	3,103,992	3,900.48

Date	Note Holder	Price	Shares Issued	Amount Converted
12/01/2016	Adar Bays LLC	0.0011	3,642,978	4,098.35
12/01/2016	Auctus Fund LLC	0.0010	3,564,000	3,564.00
12/05/2016	EMA Financial LLC	0.0010	9,993,000	9,993.00
12/05/2016	Black Forest Capital LLC	0.0011	4,500,000	4,950.00
12/05/2016	Adar Bays LLC	0.0011	3,641,755	4,005.93
12/05/2016	Microcap Equity Group LLC	0.0011	3,636,363	4,000.00
12/05/2016	Tangiers Investment Group LLC	0.0010	9,085,859	8,995.00
12/07/2016	Auctus Fund LLC	0.0009	3,564,000	3,136.32
12/07/2016	EMA Financial LLC	0.001	13,380,000	13,380.00
12/07/2016	Black Forest Capital LLC	0.0011	6,000,000	6,600.00
12/09/2016	Black Forest Capital LLC	0.0011	7,000,000	7,700.00
12/12/2016	Auctus Fund LLC	0.0016	4,535,000	3,990.80
12/13/2016	Black Forest Capital LLC	0.0011	7,100,000	7,810.00
12/13/2016	Auctus Fund LLC	0.0008	7,790,000	6,543.60
12/14/2016	EMA Financial LLC	0.0004	10,940,250	10,940.25
12/15/2016	Black Forest Capital LLC	0.0008	8,500,000	6,800.00
12/16/2016	Auctus Fund LLC	0.0006	8,241,688	5,274.68
12/19/2016	Microcap Equity Group LLC	0.0008	7,500,000	6,000.00
12/20/2016	Black Forest Capital LLC	0.0008	8,487,500	6,790.00
12/21/2016	Adar Bays LLC	0.0008	8,750,000	7,000.00
12/21/2016	EMA Financial LLC	0.001	10,632,000	10,632.00
12/22/2016	Black Forest Capital LLC	0.0008	7,800,000	6,240.00
12/27/2016	EMA Financial LLCs	0.001	12,470,000	12,470.00
12/27/2016	Adar Bays LLC	0.0016	11,677,419	9,050.00
12/28/2016	Microcap Equity Group LLC	0.0008	9,333,333	7,000.00
12/28/2016	Adar Bays LLC	0.0008	12,076,129	9,359.00
12/28/2016	Adar Bays LLC	0.0008	13,281,290	10,293.00
12/28/2016	Black Forest Capital LLC	0.0008	7,452,710	5,775.85
12/28/2016	EMA Financial LLC	0.001	13,714,000	13,714.00
12/29/2016	Adar Bays LLC	0.008	16,069,355	12,453.75
12/30/2016	Adar Bays LLC	0.008	16,000,000	12,000.00
			353,106,142

_______________

(1) Additional shares issued for the April 29, 2016, conversion.

(2) Additional shares issued for the June 8, 2016, conversion.

(3) Additional shares issued for the June 10, 2016, conversion.

Preferred Stock

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

On July 27, 2016, we entered into a Share Exchange Agreement to exchange 1,515,000 pre-reverse-split shares of our common stock owned by an entity owned by one of our directors for 1,515,000 shares of our Series A Preferred Stock. As provided in the terms of the Series A Preferred Stock, upon October 17, 2016, the effective date of our recapitalization, the Series A Preferred Stock was automatically converted into 75,750 shares of common stock.

NOTE 16—INCOME TAX

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

Net deferred tax assets consist of the following components as of December 31:

	2016	2015
Deferred Tax Assets:
NOL Carryover	$ 893,600	$ 1,493,600
Depreciation	-	300
Payroll accrual	41,400	6,000
Deferred tax liabilities:
Less valuation allowance	(935,000)	(1,499,900)
Net deferred tax assets	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, due to the following:

	2016	2015
Book loss	$(1,890,600)	$(1,504,600)
Meals and entertainment	300	1,600
Depreciation	-	(300)
Other nondeductible expenses	1,543,700	77,900
Payroll accrual	35,500	6,000
Related-party accruals	-	(500)
Valuation allowance	311,100	1,419,900
	$ -	$ -

At December 31, 2016, we had net operating loss carryforwards of approximately $2,291,000 that may be offset against future taxable income through the year 2037. No tax benefit has been reported in the December 31, 2016, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 17—SUBSEQUENT EVENTS

In accordance with ASC 855-10, Subsequent Events¸ we have analyzed our operations subsequent to December 31, 2016, through the date the financial statements were available to be issued, and have determined that we do not have any material subsequent events to disclose in these financial statements other than the following.

On March 2, 2017, we entered into Amendment No. 2 to the Equity Purchase Agreement with Kodiak Capital Group, LLC, to amend the Equity Purchase Agreement dated December 15, 2015, and Amendment No. 1 to Transaction Documents dated August 18, 2016, to increase the maximum commitment amount from $1,000,000 to $3,000,000, extend the commitment period to December 31, 2018, and redefine the Market Price and Valuation Period, as those terms are defined in the Equity Purchase Agreement and amendments.

Subsequent to December 31, 2016, we issued 100,000 shares of common stock for services.

Subsequent to December 31, 2016, we issued shares of common stock in conversion of principal and interest on our outstanding convertible notes as follows:

Date	Note Holder	Shares Issued	Amount
01/03/2017	EMA Financial LLC	17,400,000	$17,400.00
01/04/2017	EMA Financial LLC	19,200,000	19,200.00
01/05/2017	Adar Bays LLC	18,637,742	14,444.25
01/05/2017	Black Forest Capital LLC	10,000,000	7,750.00
01/06/2017	EMA Financial LLC	21,704,000	21,704.00
01/11/2017	Black Forest Capital LLC	15,000,000	11,625.00
01/13/2017	Black Forest Capital LLC	20,000,000	15,500.00
01/13/2017	EMA Financial LLC	24,556,110	24,556.11
01/13/2017	Microcap Equity Group LLC	22,851,306	17,138.48
01/17/2017	Black Forest Capital LLC	22,000,000	17,050.00
01/17/2017	Microcap Equity Group LLC	13,148,693	9861.52
01/17/2017	Tangiers Investment Group LLC	21,569,061	15,044.42
01/18/2017	Black Forest Capital LLC	22,500,000	17,437.50
01/18/2017	Kodiak Capital Group LLC	52,000,000	20,800.00
01/19/2017	Black Forest Capital LLC	11,939,846	9,253.38
01/19/2017	Kodiak Capital Group LLC	65,000,000	26,000.00
01/20/2017	Auctus Fund LLC	32,760,000	20,311.20
01/20/2017	Colonial Stock Transfer	13,289,051	8,970.11
01/24/2017	Kodiak Capital Group LLC	77,000,000	30,800.00
01/30/2017	Auctus Fund LLC	42,700,000	17,080.00
02/2/2017	Kodiak Capital Group LLC	36,000,000	-
02/13/2017	Kodiak Capital Group LLC	24,716,275	9,886.51
02/13/2017	Kodiak Capital Group LLC	48,000,000	19,200.00
02/15/2017	Auctus Fund LLC	45,207,264	10,688.32
		697,179,348