Form 10-Q
period 2017-03-31
CANNASYS INC
filed 2017-05-22
CIK 1417028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File No. 000-54476

CANNASYS, INC.

(Exact name of registrant as specified in its charter)

Nevada	880367706
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1350 17th Street, Suite 150, Denver, CO  80202

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 15, 2017, there were 1,085,342,611 shares of common stock, $0.001 par value, outstanding.

CANNASYS, INC.

Form 10-Q for the Three Months Ended March 31, 2017

TABLE OF CONTENTS

Item		Page
	Part I—Financial Information

1	Financial Statements (Unaudited)
	Balance Sheets	3
	Statements of Operations	4
	Statements of Cash Flows	5
	Notes to the Financial Statements	6
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
3	Quantitative and Qualitative Disclosures about Market Risk	19
4	Controls and Procedures	19

	Part II—Other Information

6	Exhibits	20
	Signature Page	21

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANNASYS, INC.

Condensed Balance Sheet

	March 31, 2017	December 31, 2016
	(unaudited)
Assets

Current Assets:
Cash	$2,737	$7,090
Total Current Assets	2,737	7,090
Software, net of amortization of $67,511 and $40,264, respectively	153,489	180,736
Available-for-sale securities	57,500	32,500
Deposit	1,500	1,500
Total Assets	$215,226	$221,826

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$364,711	$462,320
Accrued expenses	91,425	130,091
Notes payable	-	27,000
Convertible notes payable, net of discount of $121,087and $87,908, respectively	218,945	353,740
Total Current Liabilities	675,081	973,151

Total Liabilities	675,081	973,151

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 1,052,920,627 and 355,734,404 shares issued and outstanding, respectively	1,053,014	355,734
Additional paid-in capital	11,552,097	9,357,233
Accumulated deficit	(13,064,966)	(10,464,292)
Total Stockholders’ Deficit	(459,855)	(751,325)

Total Liabilities and Stockholders’ Deficit	$215,226	$221,826

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANNASYS, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Sales revenue	$-	$36,162
Cost of goods sold	-	24,260
Gross Margin	-	11,902

Operating Expenses:
Stock-based compensation expense	88,125	375,967
Professional fees	57,775	100,186
Salary and wages expense	42,000	89,524
General and administrative	68,947	39,375
Total Operating Expenses	256,847	605,052

Loss from Operations	(256,847)	(593,150)

Other expense:
Interest expense	(8,262)	(7,825)
Interest expense–debt discount and loan financing fees	(295,194)	(92,500)
Loss on issuance of convertible debt	(2,040,371)	(10,772)
Total other expense	(2,343,827)	(111,097)

Loss before provision for income taxes	(2,600,674)	(704,247)
Provision for income taxes	-	-

Net loss	$(2,600,674)	$(704,247)

Basic and diluted loss per common share	$0.00	$(0.03)

Weighted average number of common shares outstanding	894,598,487	21,547,659

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANNASYS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash flow from operating activities
Net loss	$(2,600,674)	$(704,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,247	706
Stock-based compensation	88,125	375,967
Amortization of debt discount	209,453	92,500
Penalties	85,741	-
Severance expense	-	33,717
Loss on issuance of convertible debt	2,040,371	10,775
Change in operating assets and liabilities:
Accounts receivable	-	(50)
Prepaids	-	(600)
Other assets	-	(1,500)
Accounts payable	(97,609)	22,592
Accrued expenses	(25,813)	54,311
Net cash used in operating activities	(273,159)	(115,829)

Cash flows provided by investing activities:
Purchase of available-for-sale securities	(25,000)	-
Net cash used in investing activities	(25,000)	-

Cash flows from financing activities:
Proceeds from notes payable	185,876	117,500
Payments on notes payable	(40,750)	-
Proceeds from the sale of common stock	148,680	-
Net cash provided by financing activities	293,806	117,500

Net increase (decrease)in cash	(4,353)	1,671
Cash at beginning of the period	7,090	7,720
Cash at end of the period	$2,737	$9,391

Supplemental Disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of noncash activities
Common stock issued for services	$625	$101,875
Stock issued for notes payable	$402,092	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANNASYS, INC.

Notes to the Financial Statements

March 31, 2017

(Unaudited)

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Unaudited Interim Financial Information

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These financial statements should be read in conjunction with the audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2016. The results of the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

Fair Value of Financial Instruments

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 825-10-50-10, Financial Instruments—Overall—Disclosure, for disclosures about fair value of our financial instruments and ASC 820-10-35-37, Fair Value Measurement—Overall—Subsequent Measure—Fair Value Hierarchy, to measure the fair value of our financial instruments. ASC 820-10-35-37 establishes a U.S. GAAP framework for measuring fair value and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10-35-37 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by ASC 820-10-35-37 are described below:

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3:	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of our financial assets and liabilities, such as cash, prepaid expenses, and accrued expenses, approximate their fair value because of the short maturity of those instruments. Our notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to us for similar financial arrangements at March 31, 2017.

The following table presents assets and liabilities that are measured and recognized at fair value on a recurring basis:

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)

March 31, 2017:
Available-for-sale securities	$-	$-	$57,500	$-
Total	$-	$-	$57,500	$-

December 31, 2016:
Available-for-sale securities	$-	$-	$32,500	$-
Total	$-	$-	$32,500	$-

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02—Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect this standard will have on our financial statements.

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

NOTE 3—GOING CONCERN

As reflected in the accompanying financial statements, we have an accumulated deficit of $13,064,966 at March 31, 2017, had a net loss of $2,600,674, and used net cash of $273,159 in operating activities for three months ended March 31, 2017. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

NOTE 4—PROPERTY AND EQUIPMENT

Furniture, fixtures, and equipment, stated at cost, less accumulated depreciation consisted of the following at:

	March 31, 2017	December 31, 2016

Furniture, fixtures, and equipment	$ -	$ 8,403
Less: accumulated depreciation	-	(4,637)
Loss on disposal	-	(3,766)
Fixed assets, net	$ -	$ -

During the year ended December 31, 2016, we disposed of $8,403 of office furniture we were no longer using, resulting in a loss on disposal of $3,766.

Depreciation Expense

Depreciation expense for the three months ended March 31, 2017 and 2016, was $0 and $706, respectively.

Software, stated at cost, less accumulated amortization consisted of the following at:

	March 31, 2017	December 31, 2016

Software	$221,000	$ -
Less: accumulated amortization	(67,511)	-
Fixed assets, net	$153,489	$ -

Amortization Expense

Amortization expense for the software for three months ended March 31, 2017 and 2016, was $27,247 and $0, respectively.

NOTE 5—AVAILABLE-FOR-SALE SECURITIES

On December 10, 2015, we acquired a 1.083% interest in Duby, LLC for $32,500. Duby is a social media application focused on cannabis consumers. As part of the acquisition, Duby plans to assist in the promotion of our products and services on its platform. We purchased the interest in Duby as part of ongoing negotiations for the joint marketing and promotion of our respective products. The purchase is being accounted for according to ASC 320, Debt and Equity Securities, as available-for-sale securities and has been recorded at cost. As Duby is not a public company with active trading by which the investment could be valued at March 31, 2017, we performed an impairment analysis and determined that as of March 31, 2017, there had been no impairment to the value of the purchased interest in Duby based on subsequent financings undertaken by Duby with third parties that substantiated the reported valuation.

On February 12, 2017, we acquired 2,500,000 shares of stock in Alliance Financial Network, Inc. (“AFN”) for $25,000. The shares were purchased pursuant to a non-binding letter of intent in which we were to acquire 100% of the assets of AFN. That letter of intent was terminated on May 9, 2017. As AFN is not a public company with active trading by which the investment could be valued at March 31, 2017, we performed an impairment analysis and determined that as of March 31, 2017, there had been no impairment to the value of the purchased interest in AFN.

NOTE 6—ASSET PURCHASE

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

NOTE 7—COMMITMENTS AND CONTINGENCIES

Operating Lease

We currently sublease office space in Denver, Colorado. We signed a month-to-month lease starting January 1, 2016. Current lease payments are based on number of desks being occupied not to exceed $1,500 per month. The sublease required a deposit of $1,500, which was paid on January 25, 2016.

NOTE 8—RELATED-PARTY TRANSACTIONS

Refer to Note 12 for warrants issued.

NOTE 9–NOTE PAYABLE

On April 27, 2016, we issued a promissory note for $27,000 to an investor in conjunction with assignment of his note dated June 26, 2015, to another investor. The note included a $25,000 cash payment and a $2,000 original issue discount. The note is unsecured, accrues interest at 1% per annum, and is due and payable on October 26, 2016. In connection with the execution of the promissory note, we also issued a warrant to purchase 5,000 shares of common stock (Note 12). On January 5, 2017, this note was assigned to and purchased by Microcap Equity Group LLC, which converted the debt in full in January.

NOTE 10–NOTE PAYABLE IN DEFAULT

On May 5, 2016, we issued to Blackbridge Capital, LLC, a Convertible Promissory Note in the principal amount of $50,000 (the “Amended Note”). The Amended Note amends and restates an unsecured promissory note of $50,000, dated June 26, 2015, in favor of Jeff Holmes (the “Original Note”), which Mr. Holmes assigned to Blackbridge as part of the transaction under an Assignment and Assumption Agreement. As consideration for Mr. Holmes’ assignment of the Original Note to Blackbridge, Blackbridge paid $48,000 to Mr. Holmes, retaining $2,000 for its legal fees. The Amended Note accrues interest at the rate of 1% per annum, is convertible into shares of common stock at a conversion price of 50% of the lowest trading price in the 20 trading days before the conversion date, and matured on October 27, 2016. During the year ended December 31, 2016, $45,500 of principal was converted to shares of common stock. As of March 31, 2017, there is $4,500 and $65 of principal and accrued interest due on this note, respectively. This note is currently in default.

NOTE 11—CONVERTIBLE NOTES PAYABLE

The following is a summary of outstanding convertible promissory notes as of December 31, 2016:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Principal Balance Outstanding

EMA Financial, LLC	10/14/2015	10/14/2016	12%	$ -	(1)
Tangiers Investment Group, LLC	11/18/2015	11/19/2016	10%	2,216	(2)
Kodiak Capital Group, LLC	11/30/2015	12/01/2016	12%	44,687	(3)
Auctus Fund, LLC	12/03/2015	09/03/2016	10%	-	(4)
Kodiak Capital Group, LLC	12/15/2015	7/15/2016	0%	50,000
Adar Bays, LLC	12/16/2015	12/16/2016	8%	-	(5)
Colonial Stock Transfer	01/14/2016	01/14/2017	10%	7,507	(6)
Blackbridge Capital, LLC	04/27/2016	10/27/2016	1%	4,500	(7)
EMA Financial, LLC	05/05/2016	05/05/2017	12%	32,883	(8)
Black Forest Capital, LLC	05/31/2016	05/31/2017	8%	-	(9)
Black Forest Capital, LLC	05/31/2016	05/31/2017	2%	-	(10)
Adar Bays, LLC	07/12/2016	04/12/2017	8%	-	(11)
Auctus Fund, LLC	07/20/2016	04/20/2017	10%	45,750
Microcap Equity Group LLC	10/13/2016	10/13/2017	12%	-	(12)
Microcap Equity Group LLC	10/21/2016	10/21/2017	12%	7,400
Black Forest Capital, LLC	10/24/2016	04/24/2017	8%	78,600	(13)
Black Forest Capital, LLC	11/04/2016	11/04/2017	8%	27,500
Auctus Fund, LLC	12/07/2016	09/07/2017	12%	40,750
Adar Bays, LLC	12/12/2016	12/12/2017	8%	14,855	(14)
Black Forest Capital, LLC	12/14/2016	12/14/2017	8%	27,500

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Principal Balance Outstanding

Adar Bays, LLC	12/20/2016	12/12/2017	8%	57,500

$441,648
Less debt discount:	(87,908)
Convertible notes payable, net of discount:	$353,740

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

(11)  Converted $35,000 of principal to common stock

(12)  Converted $50,000 of principal to common stock

(13)  Converted $48,900 of principal to common stock

(14)  Converted $60,156 of principal to common stock

Accrued interest on the above notes was $23,700 as of December 31, 2016.

The following is a summary of outstanding convertible promissory notes as of March 31, 2017:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Principal Balance Outstanding

Blackbridge Capital, LLC	04/27/2016	10/27/2016	1%	4,500	(1)
Microcap Equity Group LLC	10/21/2016	10/21/2017	12%	7,400
Black Forest Capital, LLC	11/04/2016	11/04/2017	8%	27,500
Black Forest Capital, LLC	12/14/2016	12/14/2017	8%	27,500
Adar Bays, LLC	12/20/2016	12/12/2017	8%	57,500
Microcap Equity Group LLC	01/10/2017	01/10/2018	12%	12,000
Black Forest Capital, LLC	01/23/2017	01/23/2018	8%	27,500
Black Forest Capital, LLC	02/15/2017	02/15/2018	8%	121,132
Black Forest Capital, LLC	03/10/2017	03/10/2018	8%	55,000

$ 340,032
Less debt discount:	(121,087)
Convertible notes payable, net of discount:	$ 218,945

_______________

(1)    Converted $45,500 of principal to common stock.

Accrued interest on the above notes was $5,216 as of March 31, 2017.

Debt discount expense including original issue discounts for the three months ended March 31, 2017 and 2016, was $209,453 and $92,500, respectively.

Based on the fair value of the embedded conversion options on the day of issuance, a loss of $2,040,371 and $10,772 for the three months ended March 31, 2017 and 2016, respectively, was recorded in the statement of operations.

NOTE 12—STOCK WARRANTS

The warrants issued by us are classified as equity. The fair value of the warrants calculated at the time of grant was recorded as an increase to additional paid-in-capital.

On December 24, 2015, we issued a warrant to purchase 150,000 shares of common stock to our chief executive officer. As of December 31, 2015, the warrant had vested for 87,500 shares, with an aggregate fair value of $612,500. As of December 31, 2016, the warrant vested for another 50,000 shares, with an aggregate fair value of $350,000. The remaining warrants for 12,500 shares vested in the three months ended March 31, 2017, with an aggregate fair value of $87,500. The aggregate fair value is based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $1.00, stock price of $7.00, 1.33% risk free rate, 842% volatility, and expected life of the warrant of three years.

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

A summary of the outstanding warrants as of December 31, 2016 and March 31, 2017, is as follows:

	Shares Available to Purchase with Warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2016	215,000	$1.60	$6.80

Issued	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Expired	5,000	-	-
Outstanding, March 31, 2017	210,000	$1.60	$6.80

Exercisable, March 31, 2017	210,000	$1.60	$6.80

Range of Exercise Prices	Number Outstanding 3/31/2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$1.00 - $8.00	210,000	2.2 years	$1.80

NOTE 13—STOCKHOLDERS’ EQUITY (DEFICIT)

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

No shares of preferred stock are issued and outstanding.

Common Stock

On February 2, 2017, we sold 36,000,000 shares of common stock to Kodiak Capital Group LLC for total cash proceeds of $148,680.

During the three months ended March 31, 2017, we issued 100,000 shares of common stock for services. The shares were valued at the closing stock price on the date of grant, for a total noncash expense of $625.

The following table reflects the amounts of principal, interest, and fees converted, and the corresponding number of shares issued, in connection with outstanding convertible promissory notes during the three months ended March 31, 2017:

Date	Note Holder	Shares Issued	Amount
01/03/2017	EMA Financial LLC	17,400,000	$ 17,400.00
01/04/2017	EMA Financial LLC	19,200,000	19,200.00
01/05/2017	Adar Bays LLC	18,637,742	14,444.25
01/05/2017	Black Forest Capital LLC	10,000,000	7,750.00
01/06/2017	EMA Financial LLC	21,704,000	21,704.00
01/11/2017	Black Forest Capital LLC	15,000,000	11,625.00
01/13/2017	Black Forest Capital LLC	20,000,000	15,500.00
01/13/2017	EMA Financial LLC	24,556,110	24,556.11
01/13/2017	Microcap Equity Group LLC	22,851,306	17,138.48
01/17/2017	Black Forest Capital LLC	22,000,000	17,050.00
01/17/2017	Microcap Equity Group LLC	13,148,693	9861.52
01/17/2017	Tangiers Investment Group LLC	21,569,061	15,044.42
01/18/2017	Black Forest Capital LLC	22,500,000	17,437.50
01/18/2017	Kodiak Capital Group LLC	52,000,000	20,800.00
01/19/2017	Black Forest Capital LLC	11,939,846	9,253.38
01/19/2017	Kodiak Capital Group LLC	65,000,000	26,000.00
01/20/2017	Auctus Fund LLC	32,760,000	20,311.20
01/20/2017	Colonial Stock Transfer	13,289,051	8,970.11
01/24/2017	Kodiak Capital Group LLC	77,000,000	30,800.00
01/30/2017	Auctus Fund LLC	42,700,000	17,080.00
02/13/2017	Kodiak Capital Group LLC	24,716,275	9,886.51
02/13/2017	Kodiak Capital Group LLC	48,000,000	19,200.00
02/15/2017	Auctus Fund LLC	45,207,264	30,741
		661,179,348	$401,753.48

NOTE 14—SUBSEQUENT EVENTS

In accordance with ASC 855-10, Subsequent Events¸ we have analyzed our operations subsequent to March 31, 2017, through the date the financial statements were available to be issued, and have determined that we do not have any material subsequent events to disclose in these financial statements other than the following.

On April 28, 2017, we received $25,000, net of original issue discount and fees of $3,875, from Black Forest Capital Group LLC pursuant to the terms of the Convertible Promissory Note dated February 15, 2017. The note bears interest at 8% per annum, is unsecured, and is due within one year.

Subsequent to March 31, 2017, we issued shares of common stock in conversion of principal and interest on our outstanding convertible notes as follows:

Date	Note Holder	Shares Issued	Amount
04/25/2017	Microcap Equity Group LLC	5,410,489	$ 7,845.21
05/04/2017	Black Forest Capital LLC	10,344,828	15,000.00
05/10/2017	Black Forest Capital LLC	16,666,667	12,500.00

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes to our financial statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report.

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

Results of Operations for the Three Months Ended March 31, 2017,

Compared to the Three Months Ended March 31, 2016

Revenue and Costs of Goods Sold

Revenue was $0 and $36,162 for the three months ended March 31, 2017 and 2016, respectively, representing a decrease of $36,162, or 100%, in the current period. On March 29, 2017, we announced that we signed a non-binding letter of intent to acquire Alliance Financial Network, Inc., a financial technology company providing transaction solutions to the cannabis and other industries. During the first quarter of 2017, our primary business efforts were focused on structuring and due diligence related to that transaction. Those negotiations continued until May 9, 2017, when we announced that the transaction had been terminated as a result of our inability to come to suitable transaction terms with Alliance Finance Network, Inc. among other reasons. The decreases in revenue and associated cost of goods sold during the first quarter 2017 are due to our focus on the aforementioned transaction.

Our cost of goods sold was $0 and $24,260 for the three months ended March 31, 2017 and 2016, respectively, a decrease of $24,260, or 100%.

Operating Expenses

Stock-based compensation expense was $88,125 and $375,967 for the three months ended March 31, 2017 and 2016, respectively, representing a decrease of $287,842, or 76.5%, in the current period. Compensation expense in the current year is due to $625 for the issuance of common stock and $87,500 for the vesting of warrants. Compensation expense in the prior year is largely due to warrants issued to officers, consultants, and other service providers.

Professional fees were $57,775 and $100,186 for the three months ended March 31, 2017 and 2016, respectively, representing a decrease of $42,411, or 42.3%, in the current period. The decrease can be largely attributed to a decrease in legal fees.

Salary and wage expense was $42,000 and $89,524 for the three months ended March 31, 2017 and 2016, respectively, representing a decrease of $47,524, or 53%, in the current period. The decrease in the current period is due to a decrease in the number of employees.

General and administrative expense was $68,947 and $39,375 for the three months ended March 31, 2017 and 2016, respectively, representing an increase of $29,572, or 75.1%, in the current period. The increase in the current period can be attributed to the use of subcontractors and amortization expense.

Other Income and Expense

For the three months ended March 31, 2017, we had total other expense of $2,343,827, compared to $111,097 for the three months ended March 31, 2016. For the three months ended March 31, 2017, we recorded interest expense of $8,262, amortization of debt discount and loan financing fees, including penalties of $295,194, and a loss on the issuance of convertible debt of $2,040,371. In the prior period, we recorded interest expense of $7,825, amortization of debt discount of $92,500, and a loss on the issuance of convertible debt of $10,772.

Net Loss

For the three months ended March 31, 2017, we had a net loss of $2,600,827, as compared to a net loss of $704,247 in the prior period, an increase of $1,896,427. This increase is the direct result of the large loss on convertible debt resulting from the beneficial conversion features of that debt.

Liquidity and Capital Resources

During the three months ended March 31, 2017 and 2016, we used cash of $273,159 and $115,829, respectively in operating activities. During the three months ended March 31, 2017 and 2016, we used $25,000 and $0, respectively in investing activities. During the three months ended March 31, 2017 and 2016, we received $293,806 and $117,500, respectively from financing activities.

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

We anticipate also accessing the capital markets in order to fund future research and development, as well as expand product offerings to include future versions of products and possible acquisitions of ancillary products and services. To the extent that funding is available, we have budgeted $550,000 for capital expenditures and other costs during the next 12 months, consisting of $200,000 for enhanced software development, $250,000 for debt retirement (and, if necessary, to provide for refinancing or extensions of our existing debt, including principal and any interest due under the terms of our current financing agreements with our capital partners), and $100,000 for legal, audit and accounting expenses. We may seek additional debt financing, although we cannot guarantee what structures our sources of financing may choose in the future, and there is no guarantee we will be able to secure additional funding. In addition, the vast majority of our debt is convertible into common stock, in which case we will not have to retire it; the investors are able to convert the debt into our shares. If we were to retire all of our outstanding debt, including the convertible promissory notes, and pay the maximum potential interest due, we would need to budget approximately $350,000.

We anticipate that we will fund a portion of these costs from projected revenues, as well as from proceeds from the sale of common stock to Kodiak Capital Group, LLC under our equity purchase agreement and other potential sources. It is possible that additional external cash will be required during the next 12 months, particularly if we seek to develop new products, need to fund new strategic relationships, or enter new markets not now anticipated or if projected revenues are not realized.

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

Stock-based Compensation

We account for equity-based transactions with nonemployees under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). ASC 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

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

We allocated cost of goods sold for both forms of revenue on a pro-rata basis through either direct outsourcing of development resources or direct costs associated with our employees or contractors.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2017, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods prescribed by U.S. Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 3	Articles of Incorporation and Bylaws
3.05	Bylaws (amended and restated March 13, 2017)	Incorporated by reference to current report on Form 8-K filed April 27, 2017

Item 10	Material Contracts
10.73	Amendment No. 2 to Equity Purchase Agreement between CannaSys, Inc. and Kodiak Capital Group, LLC, dated March 2, 2017	Incorporated by reference to current report on Form 8-K filed March 2, 2017

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
31.02	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101**	Interactive Data File
101.INS	XBRL Instance Document	This filing.

101.SCH	XBRL Taxonomy Extension Schema	This filing.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing.

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

CANNASYS, INC.

Dated: May 19, 2017	By:	/s/ Michael A. Tew
Michael A. Tew, Chief Executive Officer,
Chief Financial Officer, Secretary, and Treasurer