Form 10-Q
period 2017-06-30
CANNASYS INC
filed 2017-08-18
CIK 1417028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	[ ]	No	[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2017, there were 1,378,234,795 shares of common stock, $0.001 par value, outstanding.

CANNASYS, INC.

Form 10-Q for the Three Months Ended June 30, 2017

TABLE OF CONTENTS

Item		Page
	Part I—Financial Information

1	Financial Statements (Unaudited)
	Balance Sheets	3
	Statements of Operations	4
	Statements of Cash Flows	5
	Notes to the Financial Statements	6
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
3	Quantitative and Qualitative Disclosures about Market Risk	20
4	Controls and Procedures	20

	Part II—Other Information

2	Unregistered Sales of Equity Securities and Use of Proceeds	21
6	Exhibits	22
	Signature Page	23

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANNASYS, INC.

Condensed Balance Sheets

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets

Current Assets:
Cash	$1,230	$7,090
Total Current Assets	1,230	7,090
Software, net of amortization of $95,060 and $40,264, respectively	125,940	180,736
Available-for-sale securities	57,500	32,500
Deposit	1,500	1,500
Total Assets	$186,170	$221,826

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$409,554	$462,320
Accrued expenses	92,118	130,091
Notes payable	-	27,000
Convertible notes payable, net of discount of $51,577and $87,908, respectively	261,630	353,740
Total Current Liabilities	763,302	973,151

Total Liabilities	763,302	973,151

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value, 2,000,000,000 shares authorized,1,239,501,564 and 355,734,404 shares issued and outstanding, respectively	1,239,594	355,734
Additional paid-in capital	11,702,192	9,357,233
Accumulated deficit	(13,518,918)	(10,464,292)
Total Stockholders’ Deficit	(577,132)	(751,325)

Total Liabilities and Stockholders’ Deficit	$186,170	$221,826

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANNASYS, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Sales revenue	$-	$22,489	$-	$58,651
Cost of goods sold	-	-	-	24,260
Gross Margin	-	22,489	-	34,391

Operating Expenses:
Stock-based compensation expense	-	109,500	88,125	485,467
Professional fees	72,135	112,241	129,910	212,427
Salary and wage expense	42,000	45,177	84,000	134,701
General and administrative	59,190	90,646	128,137	130,021
Total Operating Expenses	173,325	357,564	430,172	962,616

Loss from Operations	(173,325)	(335,075)	(430,172)	(928,225)

Other expense:
Interest expense	(1,933)	(8,630)	(10,195)	(16,455)
Interest expense – debt discount and loan financing fees	(165,760)	(323,349)	(460,954)	(415,849)
Loss on issuance of convertible debt	(114,934)	(478,239)	(2,155,305)	(489,011)
Gain on forgiveness of debt	2,000	-	2,000	-
Total other expense	(280,627)	(810,218)	(2,624,454)	(921,315)

Loss before provision for income taxes	(453,952)	(1,145,293)	(3,054,626)	(1,849,540)
Provision for income taxes	-	-	-	-

Net loss	$(453,952)	$(1,145,293)	$(3,054,626)	$(1,849,540)

Basic and diluted loss per common share	$(0.00)	$(0.03)	$(0.00)	$(0.07)

Weighted average number of common shares outstanding	1,093,279,923	30,097,359	994,488,049	25,848,180

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANNASYS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016

Cash flows from operating activities
Net loss	$(3,054,626)	$(1,849,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	(2,000)	-
Depreciation & amortization	54,796	1,412
Stock-based compensation	88,125	485,468
Amortization of debt discount	375,213	415,849
Penalties	85,741	-
Severance expense	-	33,717
Loss on issuance of convertible debt	2,155,305	489,011
Change in operating assets and liabilities:
Accounts receivable	-	3,555
Other assets	-	(1,500)
Accounts payable	(65,143)	120,003
Accrued expenses	(16,577)	84,359
Net cash used in operating activities	(379,166)	(217,666)

Cash flows from investing activities:
Purchase of available-for-sale securities	(25,000)	-
Net cash used in investing activities	(25,000)	-

Cash flows from financing activities:
Proceeds from notes payable	268,376	217,500
Payments on notes payable	(40,750)	(6,500)
Proceeds from the sale of common stock	170,680	-
Net cash provided by financing activities	398,306	211,000

Net decrease in cash	(5,860)	(6,666)
Cash at beginning of the period	7,090	7,720
Cash at end of the period	$1,230	$1,054

Supplemental Disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of noncash activities
Common stock issued for services	$625	$101,875
Issuance of convertible notes payable	$517,333	$753,114

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANNASYS, INC.

Notes to the Financial Statements

June 30, 2017

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

In connection with the closing of the Merger and after meeting the requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), on November 12, 2014, we filed amended and restated articles of incorporation with the Nevada Secretary of State that: (i) changed our name to CannaSys, Inc.; (ii) increased our authorized capital stock to 80,000,000 shares, consisting of 75,000,000 shares of common stock and 5,000,000 shares of preferred stock; (iii) authorized 5,000,000 shares of preferred stock; and (iv) made other modernizing, nonmaterial changes to our articles of incorporation. Changing our corporate name to CannaSys, Inc. was a condition to the Merger transaction. The name change better reflected the nature of our principal business operations and it became effective in the OTC market on December 2, 2014, when FINRA announced the name change. We also received a new CUSIP number and our trading symbol was changed to “MJTK.”

On October 17, 2016, we completed a recapitalization of our company, consisting of a 20-to-one reverse split and an increase of authorized capitalization. Our amended and restated articles of incorporation authorize us to issue 2,005,000,000 shares of capital stock, consisting of 2,000,000,000 shares of common stock, par value $0.001, and 5,000,000 shares of preferred stock, par value $0.001. This recapitalization triggered the automatic conversion of 1,515,000 shares of Series A Preferred Stock to 75,750 shares of common stock.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Unaudited Interim Financial Information

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These financial statements should be read in conjunction with the audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2016. The results of the six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

The carrying amount of our financial assets and liabilities, such as cash, prepaid expenses, and accrued expenses, approximate their fair value because of the short maturity of those instruments. Our notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to us for similar financial arrangements at June 30, 2017.

The following table presents assets and liabilities that are measured and recognized at fair value on a recurring basis:

				Total Gains
Description	Level 1	Level 2	Level 3	and (Losses)

June 30, 2017:
Available-for-sale securities	$-	$-	$57,500	$-
Total	$-	$-	$57,500	$-

December 31, 2016:
Available-for-sale securities	$-	$-	$32,500	$-
Total	$-	$-	$32,500	$-

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

NOTE 3—GOING CONCERN

As reflected in the accompanying financial statements, we have an accumulated deficit of $13,518,918 at June 30, 2017, had a net loss of $3,054,626, and used net cash of $379,166 in operating activities for the six months June 30, 2017. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

NOTE 4—PROPERTY AND EQUIPMENT

Furniture, fixtures, and equipment, stated at cost, less accumulated depreciation consisted of the following at:

	June 30,	December 31,
	2017	2016

Furniture, fixtures, and equipment	$ -	$ 8,403
Less: accumulated depreciation	-	(4,637)
Loss on disposal	-	(3,766)
Fixed assets, net	$ -	$ -

During the year ended December 31, 2016, we disposed of $8,403 of office furniture we were no longer using, resulting in a loss on disposal of $3,766.

Depreciation Expense

Depreciation expense for the six months ended June 30, 2017 and 2016, was $0 and $1,412, respectively.

Software, stated at cost, less accumulated amortization consisted of the following at:

	June 30,	December 31,
	2017	2016

Software	$221,000	$ -
Less: accumulated amortization	(95,060)	-
Fixed assets, net	$125,940	$ -

Amortization Expense

Amortization expense for the software for six months ended June 30, 2017 and 2016, was $95,060 and $0, respectively.

NOTE 5—AVAILABLE-FOR-SALE SECURITIES

On December 10, 2015, we acquired a 1.083% interest in Duby, LLC for $32,500. Duby is a social media application focused on cannabis consumers. As part of the acquisition, Duby plans to assist in the promotion of our products and services on its platform. We purchased the interest in Duby as part of ongoing negotiations for the joint marketing and promotion of our respective products. The purchase is being accounted for according to ASC 320, Debt and Equity Securities, as available-for-sale securities and has been recorded at cost. As Duby is not a public company with active trading by which the investment could be valued at June 30, 2017, we performed an impairment analysis and determined that as of June 30, 2017, there had been no impairment to the value of the purchased interest in Duby based on subsequent financings undertaken by Duby with third parties that substantiated the reported valuation.

On February 12, 2017, we acquired 2,500,000 shares of stock in Alliance Financial Network, Inc. (“AFN”) for $25,000. The shares were purchased pursuant to a non-binding letter of intent in which we were to acquire 100% of the assets of AFN. That letter of intent was terminated on May 9, 2017. As AFN is not a public company with active trading by which the investment could be valued at June 30, 2017, we performed an impairment analysis and determined that as of June 30, 2017, there had been no impairment to the value of the purchased interest in AFN.

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

NOTE 9—NOTE PAYABLE

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

NOTE 10—NOTE PAYABLE IN DEFAULT

On May 5, 2016, we issued to Blackbridge Capital, LLC, a Convertible Promissory Note in the principal amount of $50,000 (the “Amended Note”). The Amended Note amends and restates an unsecured promissory note of $50,000, dated June 26, 2015, in favor of Jeff Holmes (the “Original Note”), which Mr. Holmes assigned to Blackbridge as part of the transaction under an Assignment and Assumption Agreement. As consideration for Mr. Holmes’ assignment of the Original Note to Blackbridge, Blackbridge paid $48,000 to Mr. Holmes, retaining $2,000 for its legal fees. The Amended Note accrues interest at the rate of 1% per annum, is convertible into shares of common stock at a conversion price of 50% of the lowest trading price in the 20 trading days before the conversion date, and matured on October 27, 2016. During the year ended December 31, 2016, $45,500 of principal was converted to shares of common stock. As of June 30, 2017, there is $4,500 and $76 of principal and accrued interest due on this note, respectively. This note is currently in default.

NOTE 11—CONVERTIBLE NOTES PAYABLE

The following is a summary of outstanding convertible promissory notes as of December 31, 2016:

			Stated	Principal Balance
Note Holder	Issue Date	Maturity Date	Interest Rate	Outstanding

EMA Financial, LLC	10/14/2015	10/14/2016	12%	$ -	(1)
Tangiers Investment Group, LLC	11/18/2015	11/19/2016	10%	2,216	(2)
Kodiak Capital Group, LLC	11/30/2015	12/01/2016	12%	44,687	(3)
Auctus Fund, LLC	12/03/2015	09/03/2016	10%	-	(4)
Kodiak Capital Group, LLC	12/15/2015	07/15/2016	0%	50,000
Adar Bays, LLC	12/16/2015	12/16/2016	8%	-	(5)
Colonial Stock Transfer	01/14/2016	01/14/2017	10%	7,507	(6)
Blackbridge Capital, LLC	04/27/2016	10/27/2016	1%	4,500	(7)
EMA Financial, LLC	05/05/2016	05/05/2017	12%	32,883	(8)
Black Forest Capital, LLC	05/31/2016	05/31/2017	8%	-	(9)
Black Forest Capital, LLC	05/31/2016	05/31/2017	2%	-	(10)
Adar Bays, LLC	07/12/2016	04/12/2017	8%	-	(11)
Auctus Fund, LLC	07/20/2016	04/20/2017	10%	45,750
Microcap Equity Group LLC	10/13/2016	10/13/2017	12%	-	(12)
Microcap Equity Group LLC	10/21/2016	10/21/2017	12%	7,400
Black Forest Capital, LLC	10/24/2016	04/24/2017	8%	78,600	(13)
Black Forest Capital, LLC	11/04/2016	11/04/2017	8%	27,500
Auctus Fund, LLC	12/07/2016	09/07/2017	12%	40,750
Adar Bays, LLC	12/12/2016	12/12/2017	8%	14,855	(14)
Black Forest Capital, LLC	12/14/2016	12/14/2017	8%	27,500

			Stated	Principal Balance
Note Holder	Issue Date	Maturity Date	Interest Rate	Outstanding

Adar Bays, LLC	12/20/2016	12/12/2017	8%	57,500
				$441,648
Less debt discount:				(87,908)
Convertible notes payable, net of discount:				$353,740

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

(11)  Converted $35,000 of principal to common stock

(12)  Converted $50,000 of principal to common stock

(13)  Converted $48,900 of principal to common stock

(14)  Converted $60,156 of principal to common stock

Accrued interest on the above notes was $23,700 as of December 31, 2016.

The following is a summary of outstanding convertible promissory notes as of June 30, 2017:

			Stated	Principal Balance
Note Holder	Issue Date	Maturity Date	Interest Rate	Outstanding

Blackbridge Capital, LLC	04/27/2016	10/27/2016	1%	$ 4,500 (1)
Adar Bays LLC	12/20/2016	12/12/2017	8%	17,700
Black Forest Capital, LLC	01/23/2017	01/23/2018	8%	27,500
Black Forest Capital, LLC	02/15/2017	02/15/2018	8%	121,132
Black Forest Capital, LLC	03/10/2017	03/10/2018	8%	55,000
Black Forest Capital, LLC	04/28/2017	04/28/2018	8%	28,875
Adar Bays LLC	05/15/2017	12/12/2017	8%	58,500
				$ 313,207
Less debt discount:				(51,577)
Convertible notes payable, net of discount:				$ 261,630

_______________

(1)    Converted $45,500 of principal to common stock.

Accrued interest on the above notes was $6,109 as June 30, 2017.

Debt discount expense including original issue discounts for the six months ended June 30, 2017 and 2016, was $375,213 and $415,849, respectively.

Based on the fair value of the embedded conversion options on the day of issuance, a loss of $2,155,305 and $489,011 for the six months ended June 30, 2017 and 2016, respectively, was recorded in the statement of operations.

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

A summary of the outstanding warrants as of December 31, 2016 and June 30, 2017, is as follows:

	Shares Available to	Weighted	Weighted
	Purchase with	Average	Average
	Warrants	Price	Fair Value

Outstanding, December 31, 2016	215,000	$1.60	$6.80

Issued	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Expired	5,000	-	-
Outstanding, March 31, 2017	210,000	$1.60	$6.80

Exercisable, March 31, 2017	210,000	$1.60	$6.80

	Number	Weighted
Range of	Outstanding	Average Remaining	Weighted Average
Exercise Prices	06/30/2017	Contractual Life	Exercise Price

$1.00 - $8.00	210,000	2.0 years	$1.80

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

On June 15, 2017, we sold 21,000,000 shares of common stock to Kodiak Capital Group LLC for total cash proceeds of $22,000.

During the six months ended June 30, 2017, we issued 100,000 shares of common stock for services. The shares were valued at the closing stock price on the date of grant, for a total noncash expense of $625.

The following table reflects the amounts of principal, interest, and fees converted, and the corresponding number of shares issued, in connection with outstanding convertible promissory notes during the six months ended June 30, 2017:

Date	Note Holder	Shares Issued	Amount

01/03/2017	EMA Financial LLC	17,400,000	$ 17,400.00
01/04/2017	EMA Financial LLC	19,200,000	19,200.00
01/05/2017	Adar Bays LLC	18,637,742	14,444.25
01/05/2017	Black Forest Capital LLC	10,000,000	7,750.00
01/06/2017	EMA Financial LLC	21,704,000	21,704.00
01/11/2017	Black Forest Capital LLC	15,000,000	11,625.00
01/13/2017	Black Forest Capital LLC	20,000,000	15,500.00
01/13/2017	EMA Financial LLC	24,556,110	24,556.11
01/13/2017	Microcap Equity Group LLC	22,851,306	17,138.48
01/17/2017	Black Forest Capital LLC	22,000,000	17,050.00
01/17/2017	Microcap Equity Group LLC	13,148,693	9861.52
01/17/2017	Tangiers Investment Group LLC	21,569,061	15,044.42
01/18/2017	Black Forest Capital LLC	22,500,000	17,437.50
01/18/2017	Kodiak Capital Group LLC	52,000,000	20,800.00
01/19/2017	Black Forest Capital LLC	11,939,846	9,253.38
01/19/2017	Kodiak Capital Group LLC	65,000,000	26,000.00
01/20/2017	Auctus Fund LLC	32,760,000	20,311.20
01/20/2017	Colonial Stock Transfer	13,289,051	8,970.11
01/24/2017	Kodiak Capital Group LLC	77,000,000	30,800.00
01/30/2017	Auctus Fund LLC	42,700,000	17,080.00
02/13/2017	Kodiak Capital Group LLC	24,716,275	9,886.51
02/13/2017	Kodiak Capital Group LLC	48,000,000	19,200.00
02/15/2017	Auctus Fund LLC	45,207,264	30,741.00
04/25/2017	Microcap Equity Group LLC	5,410,489	7,845.21
05/04/2017	Black Forest Capital LLC	10,344,828	15,000.00
05/10/2017	Black Forest Capital LLC	16,666,667	12,500.00
06/14/2017	Black Forest Capital LLC	20,833,334	12,500.00
06/20/2017	Black Forest Capital LLC	25,000,000	15,000.00
06/12/2017	Microcap Equity Group LLC	20,992,286	12,595.72
06/19/2017	Adar Bays LLC	8,333,333	5,000.00
06/21/2017	Adar Bays LLC	58,000,000	34,800.00
		826,760,285	$499,594.41

NOTE 14—SUBSEQUENT EVENTS

In accordance with ASC 855-10, Subsequent Events¸ we have analyzed our operations subsequent to June 30, 2017, through the date the financial statements were available to be issued, and have determined that we do not have any material subsequent events to disclose in these financial statements other than the following.

Effective July 1, 2017, Michael A. Tew resigned from his officer positions with CannaSys, but remains on its board of directors and will continue to advise the company under the terms of his consulting agreement.

Effective July 1, 2017, Patrick Burke became the chief executive officer, chief financial officer, and secretary of CannaSys, Inc.

On July 19, 2017, we received $47,625, net of original issue discount and fees of $9,875, from Adar Bays LLC pursuant to the terms of the Convertible Promissory Note dated December 12, 2016. The note bears interest at 8% per annum, is unsecured, and is due within one year.

Subsequent to June 30, 2017, we issued shares of common stock in conversion of principal and interest on our outstanding convertible notes as follows:

Date	Note Holder	Shares Issued	Amount

07/11/2017	Adar Bays LLC	30,965,477	$17,700
07/17/2017	Adar Bays LLC	63,076,923	41,000
07/24/2017	Black Forest Capital LLC	44,690,8317	29,049

On July 1, 2017, we executed a promissory note to our former chief executive officer in the amount of $44,380 for accrued salary due to him as of June 30, 2017. The note is unsecured, bears interest at 1% per annum, and matures on December 31, 2017.

On July 31, 2017, and August 1, 2017, we executed two promissory notes to our legal counsel, one for $125,000 and the other for $113,440, for accrued and unpaid for legal fees and costs due to it. The notes are unsecured, bear interest at 3% per annum, and mature on August 1, 2018, and August 2, 2018, respectively.

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

Results of Operations for the Three Months Ended June 30, 2017,

Compared to the Three Months Ended June 30, 2016

Revenue

Revenue was $0 and $22,489 for the three months ended June 30, 2017 and 2016, respectively, representing a decrease of $22,489, or 100%, in the current period. On March 29, 2017, we announced that we signed a non-binding letter of intent to acquire Alliance Financial Network, Inc., a financial technology company providing transaction solutions to the cannabis and other industries. During the first quarter of 2017, our primary business efforts were focused on structuring and due diligence related to that transaction. Those negotiations continued until May 9, 2017, when we announced that the transaction had been terminated as a result of our inability to come to suitable transaction terms with Alliance Finance Network, Inc. among other reasons. The decreases in revenue and associated cost of goods sold during the second quarter 2017 are due to our focus on the aforementioned transaction.

Operating Expenses

Stock-based compensation expense was $0 and $109,500 for the three months ended June 30, 2017 and 2016, respectively, representing a decrease of $109,500, or 100%, in the current period. Compensation expense in the prior year is largely due to warrants issued to officers, consultants, and other service providers.

Professional fees were $72,135 and $112,241 for the three months ended June 30, 2017 and 2016, respectively, representing a decrease of $40,106, or 35.7%, in the current period. The decrease can be largely attributed to a decrease in legal fees.

Salary and wage expense was $42,000 and $45,177 for the three months ended June 30, 2017 and 2016, respectively, representing a decrease of $3,177, or 7%, in the current period.

General and administrative expense was $59,190 and $90,646 for the three months ended June 30, 2017 and 2016, respectively, representing a decrease of $31,456, or 34.7%, in the current period. The decrease in the current period can be attributed to reduced operations and limited cash availability.

Other Income and Expense

For the three months ended June 30, 2017, we had total other expense of $280,627, compared to $810,218 for the three months ended June 30, 2016. For the three months ended June 30, 2017, we recorded interest expense of $1,933, amortization of debt discount and loan financing fees, including penalties of $165,760, and a loss on the issuance of convertible debt of $114,934. In the prior period, we recorded interest expense of $8,630, amortization of debt discount of $323,349, and a loss on the issuance of convertible debt of $487,239.

Net Loss

For the three months ended June 30, 2017, we had a net loss of $453,952, as compared to a net loss of $1,145,293 in the prior period, a decrease of $691,341. This decrease is the result of the decreases in general and administrative expenses and debt financing costs.

Results of Operations for the Six Months Ended June 30, 2017,

Compared to the Six Months Ended June 30, 2016

Revenue and Costs of Goods Sold

Revenue was $0 and $58,651 for the six months ended June 30, 2017 and 2016, respectively, representing a decrease of $58,651, or 100%, in the current period. On March 29, 2017, we announced that we signed a non-binding letter of intent to acquire Alliance Financial Network, Inc., a financial technology company providing transaction solutions to the cannabis and other industries. During the first quarter of 2017, our primary business efforts were focused on structuring and due diligence related to that transaction. Those negotiations continued until May 9, 2017, when we announced that the transaction had been terminated as a result of our inability to come to suitable transaction terms with Alliance Finance Network, Inc. among other reasons. The decreases in revenue and associated cost of goods sold during the second quarter 2017 are due to our focus on the aforementioned transaction.

Our cost of goods sold was $0 and $24,260 for the six months ended June 30, 2017 and 2016, respectively, a decrease of $24,260, or 100%.

Operating Expenses

Stock-based compensation expense was $88,125 and $485,467 for the six months ended June 30, 2017 and 2016, respectively, representing a decrease of $397,342, or 81.8%, in the current period. Compensation expense in the current year is due to $625 for the issuance of common stock and $87,500 for the vesting of warrants. Compensation expense in the prior year is largely due to warrants issued to officers, consultants, and other service providers.

Professional fees were $129,910 and $212,427 for the six months ended June 30, 2017 and 2016, respectively, representing a decrease of $82,517, or 38.8%, in the current period. The decrease can be largely attributed to a decrease in legal fees.

Salary and wage expense was $84,000 and $134,701 for the six months ended June 30, 2017 and 2016, respectively, representing a decrease of $50,701, or 37.6%, in the current period. The decrease in the current period is due to a decrease in the number of employees.

General and administrative expense was $128,137 and $130,021 for the six months ended June 30, 2017 and 2016, respectively, representing an increase of $1,884, or 1.4%, in the current period.

Other Income and Expense

For the six months ended June 30, 2017, we had total other expense of $2,624,454, compared to $921,315 for the six months ended June 30, 2016. For the six months ended June 30, 2017, we recorded interest expense of $10,195, amortization of debt discount and loan financing fees, including penalties of $460,954, and a loss on the issuance of convertible debt of $2,155,305. In the prior period, we recorded interest expense of $16,455, amortization of debt discount of $415,849, and a loss on the issuance of convertible debt of $489,011.

Net Loss

For the six months ended June 30, 2017, we had a net loss of $3,054,626, as compared to a net loss of $1,849,540 in the prior period, an increase of $1,205,086. This increase is the direct result of the large loss on convertible debt resulting from the beneficial conversion features of that debt.

Liquidity and Capital Resources

During the six months ended June 30, 2017 and 2016, we used cash of $379,166 and $217,666, respectively, in operating activities. During the six months ended June 30, 2017 and 2016, we used $25,000 and $0, respectively, in investing activities. During the six months ended June 30, 2017 and 2016, we received $398,306 and $211,000, respectively, from financing activities.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2017, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods prescribed by U.S. Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2017, we issued:

•5,410,489 shares of our common stock upon conversion of principal, interest, or fees of $7,845.21, at $0.00145, per share, pursuant to a promissory note to an unaffiliated noteholder;

•10,334,828 shares of our common stock upon conversion of principal, interest, or fees of $15,000, at $0.00145, per share, pursuant to a promissory note to an unaffiliated noteholder;

•16,666,667 shares of our common stock upon conversion of principal, interest, or fees of $12,500, at $0.0075, per share, pursuant to a promissory note to an unaffiliated noteholder;

•20,833,334 shares of our common stock upon conversion of principal, interest, or fees of $12,500, at $0.0006, per share, pursuant to a promissory note to an unaffiliated noteholder;

•25,000,000 shares of our common stock upon conversion of principal, interest, or fees of $15,000, at $0.0006, per share, pursuant to a promissory note to an unaffiliated noteholder;

•20,992,286 shares of our common stock upon conversion of principal, interest, or fees of $12,595.72, at $0.0006, per share, pursuant to a promissory note to an unaffiliated noteholder;

•8,333,333 shares of our common stock upon conversion of principal, interest, or fees of $5,000, at $0.0006, per share, pursuant to a promissory note to an unaffiliated noteholder; and

•58,000,000 shares of our common stock upon conversion of principal, interest, or fees of $34,800, at $0.0006, per share, pursuant to a promissory note to an unaffiliated noteholder.

The issuances of the shares to the above parties were made in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering. The parties confirmed the foregoing and acknowledged, in writing, that (i) the securities must be acquired and held for the buyer’s own account and not with a present view towards the public sale or distribution thereof, except pursuant to sales registered or exempted from registration under the Securities Act; and (ii) the buyers are accredited investors under the meaning of Rule 506 of Regulation D under the Securities Act. All certificates evidencing the shares issued bear or will bear a restrictive legend until such time as the shares have been registered under the Securities Act or may be sold pursuant to Rule 144 under the Securities Act without any restriction. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts
10.74	Executive Employment Agreement, together Grant of Restricted Stock and Confidentiality and Proprietary Rights Agreement, between CannaSys, Inc. and Patrick G. Burke, effective July 1, 2017	Incorporated by reference from current report on Form 8-K filed July 11, 2017

10.75	Promissory Note to Michael A. Tew dated June 30, 2017	Incorporated by reference from current report on Form 8-K filed July 11, 2017

10.76	Separation and Mutual Release Agreement between CannaSys, Inc. and Michael A. Tew effective June 30, 2017	Incorporated by reference from current report on Form 8-K filed July 11, 2017

10.77	Consulting Agreement between CannaSys, Inc. and Michael A. Tew effective July 1, 2017	Incorporated by reference from current report on Form 8-K filed July 11, 2017

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
31.02	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101**	Interactive Data File
101.INS	XBRL Instance Document	This filing.

101.SCH	XBRL Taxonomy Extension Schema	This filing.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing.

_______________

*All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.

**Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned hereunto duly authorized.

CANNASYS, INC.

Dated: August 15, 2017	By:	/s/ Patrick J. Burke
Patrick J. Burke, Chief Executive Officer,
Chief Financial Officer, and Secretary