Form 10-Q
period 2017-09-30
CANNASYS INC
filed 2017-11-20
CIK 1417028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	[ ]	No	[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 9, 2017, there were 1,880,974,110 shares of common stock, $0.001 par value, outstanding.

CANNASYS, INC.

Form 10-Q for the Three Months Ended September 30, 2017

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANNASYS, INC.

Condensed Balance Sheets

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets

Current Assets:
Cash	$2,023	$7,090
Total Current Assets	2,023	7,090
Software, net of amortization of $122,912 and $40,264, respectively	98,088	180,736
Available-for-sale securities	57,500	32,500
Deposit	1,500	1,500
Total Assets	$159,111	$221,826

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$126,713	$462,320
Accrued expenses	9,342	130,091
Notes payable	243,440	27,000
Notes payable – related party	114,226	-
Convertible notes payable, net of discount of $35,033 and $87,908, respectively	248,639	353,740
Total Current Liabilities	742,360	973,151

Total Liabilities	742,360	973,151

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized
Series A Preferred stock, $0.001 par value, 2,500,000 and 0 issued and outstanding, respectively	2,500	-
Series B Preferred stock, $0.001 par value, 2,000,000 and 0 issued and outstanding, respectively	2,000	-
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 1,759,060,598 and 355,734,404 shares issued and outstanding, respectively	1,759,153	355,734
Additional paid-in capital	13,258,288	9,357,233
Accumulated deficit	(15,605,190)	(10,464,292)
Total Stockholders’ Deficit	(583,249)	(751,325)

Total Liabilities and Stockholders’ Deficit	$159,111	$221,826

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANNASYS, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Sales revenue	$-	$499	$-	$59,150
Cost of goods sold	-	-	-	24,260
Gross margin	-	499	-	34,890

Operating expenses:
Stock-based compensation expense	13,406	119,125	101,531	604,592
Professional fees	121,246	95,286	251,156	307,713
Salary and wage expense	57,175	49,092	141,175	183,793
General and administrative	109,915	68,240	238,052	198,261
Total operating expenses	301,742	331,743	731,914	1,294,359

Loss from operations	(301,742)	(331,244)	(731,914)	(1,259,469)

Other income (expense):
Interest expense	(4,822)	(12,749)	(15,017)	(29,204)
Interest expense–debt discount and loan financing fees	(189,068)	(86,291)	(650,022)	(502,140)
Impairment loss on investment	-	(599,475)	-	(599,475)
Loss on fixed and intangible assets	-	(258,766)	-	(258,766)
Debt penalties and settlement costs	(85,741)	-	(85,741)	-
Loss on issuance of convertible debt	(349,106)	(418,079)	(2,504,411)	(907,090)
Gain on forgiveness/settlement of debt	-	40,000	2,000	40,000
Increased valuation of preferred stock	(1,155,793)	-	(1,155,793)	-
Total other expense	(1,784,530)	(1,335,360)	(4,408,984)	(2,256,675)

Loss before provision for income taxes	(2,086,272)	(1,666,604)	(5,140,898)	(3,516,144)
Provision for income taxes	-	-	-	-

Net loss	$(2,086,272)	$(1,666,604)	$(5,140,898)	$(3,516,144)

Basic and diluted loss per common share	$(0.00)	$(0.50)	$(0.01)	$(1.77)

Weighted average number of common shares outstanding	1,450,936,026	3,365,342	948,513,559	1,990,980

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANNASYS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
Cash flow from operating activities
Net loss	$(5,140,898)	$(3,516,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	82,648	13,824
Stock-based compensation	101,531	604,592
Amortization of debt discount	650,022	502,140
Severance expense	28,000	33,717
Impairment loss on investment	-	599,475
Debt penalties and settlement costs	85,741	-
Loss on issuance of convertible debt	2,504,411	907,090
Loss on fixed and intangible assets	-	258,766
Gain on forgiveness of debt	(2,000)	(40,000)
Increased valuation of preferred stock	1,155,793	-
Change in operating assets and liabilities:
Accounts receivable	-	4,550
Other assets	-	(1,500)
Related-party payable	(57,995)	-
Accounts payable	8,477	237,799
Accrued expenses	(25,354)	87,831
Net cash used in operating activities	(609,624)	(307,860)

Cash flows used in investing activities:
Purchase of available-for-sale securities	(25,000)	-
Net cash used in investing activities	(25,000)	-

Cash flows from financing activities:
Proceeds from loans	499,627	315,500
Payments on loans	(40,750)	(13,500)
Proceeds from the sale of common stock	170,680	-
Net cash provided by financing activities	629,557	302,000

Net decrease in cash	(5,067)	(5,860)
Cash at beginning of the period	7,090	7,720
Cash at end of the period	$2,023	$1,860

Supplemental Disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of noncash activities
Preferred stock issued for services	$2,838,000	$-
Common stock issued for services	$2,031	$117,500
Issuance of convertible notes payable	$3,026,039	$1,269,193
Common stock issued for software	$-	$221,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANNASYS, INC.

Notes to the Financial Statements

September 30, 2017

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Unaudited Interim Financial Information

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These financial statements should be read in conjunction with the audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2016. The results of the nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

The carrying amount of our financial assets and liabilities, such as cash, prepaid expenses, and accrued expenses, approximate their fair value because of the short maturity of those instruments. Our notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to us for similar financial arrangements at September 30, 2017.

The following table presents assets and liabilities that are measured and recognized at fair value on a recurring basis:

				Total Gains
Description	Level 1	Level 2	Level 3	and (Losses)

September 30, 2017:
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

NOTE 3—GOING CONCERN

As reflected in the accompanying financial statements, we have an accumulated deficit of $15,605,190 at September 30, 2017, had a net loss of $5,140,898, and used net cash of $609,624 in operating activities for the nine months September 30, 2017. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

NOTE 4—PROPERTY AND EQUIPMENT

Furniture, fixtures, and equipment, stated at cost, less accumulated depreciation consisted of the following at:

	September 30,	December 31,
	2017	2016

Furniture, fixtures, and equipment	$-	$8,403
Less: accumulated depreciation	-	(4,637)
Loss on disposal	-	(3,766)
Fixed assets, net	$-	$-

During the year ended December 31, 2016, we disposed of $8,403 of office furniture we were no longer using, resulting in a loss on disposal of $3,766.

Depreciation Expense

Depreciation expense for the nine months ended September 30, 2017 and 2016, was $0 and $13,824, respectively.

Software, stated at cost, less accumulated amortization consisted of the following at:

	September 30,	December 31,
	2017	2016

Software	$ 221,000	$ -
Less: accumulated amortization	(122,912)	-
Fixed assets, net	$ 98,088	$ -

Amortization Expense

Amortization expense for the software for nine months ended September 30, 2017 and 2016, was $122,912 and $0, respectively.

NOTE 5—AVAILABLE-FOR-SALE SECURITIES

On December 10, 2015, we acquired a 1.083% interest in Duby, LLC for $32,500. Duby is a social media application focused on cannabis consumers. As part of the acquisition, Duby plans to assist in the promotion of our products and services on its platform. We purchased the interest in Duby as part of ongoing negotiations for the joint marketing and promotion of our respective products. The purchase is being accounted for according to ASC 320, Debt and Equity Securities, as available-for-sale securities and has been recorded at cost. As Duby is not a public company with active trading by which the investment could be valued at September 30, 2017, we performed an impairment analysis and determined that as of September 30, 2017, there had been no impairment to the value of the purchased interest in Duby based on subsequent financings undertaken by Duby with third parties that substantiated the reported valuation.

On February 12, 2017, we acquired 2,500,000 shares of stock in Alliance Financial Network, Inc. (“AFN”) for $25,000. The shares were purchased pursuant to a non-binding letter of intent in which we were to acquire 100% of the assets of AFN. That letter of intent was terminated on May 9, 2017. As AFN is not a public company with active trading by which the investment could be valued at September 30, 2017, we performed an impairment analysis and determined that as of September 30, 2017, there had been no impairment to the value of the purchased interest in AFN.

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

On September 20, 2017, we issued 2,000,000 shares of Series B Preferred Stock to Beta Killers LLC, as consideration for and in exchange of its agreement to waive our prior defaults, release us from our obligations under the asset purchase agreement and related agreements, and enter into an additional statement of work under our master services agreement.

NOTE 7—COMMITMENTS AND CONTINGENCIES

Operating Lease

We currently sublease office space in Denver, Colorado. We signed a month-to-month lease starting January 1, 2016. Current lease payments are based on number of desks being occupied not to exceed $1,500 per month. The sublease required a deposit of $1,500, which was paid on January 25, 2016.

NOTE 8—RELATED-PARTY TRANSACTIONS

Refer to Note 12 for warrants issued.

On July 1, 2017, we entered into an executive employment agreement with Patrick G. Burke to serve as our chief executive officer, chief financial officer, and corporate secretary for a term of one year, with automatic renewals, unless terminated. Mr. Burke’s compensation in this position consists of an annual base salary of $84,000. In connection therewith, Mr. Burke was awarded 2,250,000 shares of our common stock, to vest in equal quarterly increments over a one-year period. Mr. Burke was also appointed to our board of directors, to serve until his successor is elected and qualified.

Effective July 1, 2017, Michael Tew resigned as our chief executive officer, chief financial officer, and corporate secretary, his employment agreement was terminated, and he entered into a consulting agreement and a separation and mutual release agreement with us. Mr. Tew continues to serve as a director. In connection therewith, we issued to Mr. Tew a promissory note in the amount of $44,380 for his past-due compensation and severance, which was paid in full on September 11, 2017. In addition. Mr. Tew received a bonus, for services provided, of $22,175.

On September 11, 2017, our board appointed Ben Tyson, founder of Beta Killers LLC, as one of our directors, to serve until his successor is elected and qualified.

On September 20, 2017, we issued 2,000,000 shares of Series B Preferred Stock to Beta Killers LLC, as consideration for and in exchange of its agreement to waive our prior defaults, release us from our obligations under the asset purchase agreement and related agreements, and enter into an additional statement of work under our master services agreement. Our director Ben Tyson is also managing member and chief executive officer of Beta Killers LLC.

On September 20, 2017, we issued 500,000 shares of Series A Preferred Stock to each of our directors in consideration of their future service on our board.

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

NOTE 10—NOTE PAYABLE IN DEFAULT

On May 5, 2016, we issued to Blackbridge Capital, LLC, a Convertible Promissory Note in the principal amount of $50,000 (the “Amended Note”). The Amended Note amends and restates an unsecured promissory note of $50,000, dated June 26, 2015, in favor of Jeff Holmes (the “Original Note”), which Mr. Holmes assigned to Blackbridge as part of the transaction under an Assignment and Assumption Agreement. As consideration for Mr. Holmes’ assignment of the Original Note to Blackbridge, Blackbridge paid $48,000 to Mr. Holmes, retaining $2,000 for its legal fees. The Amended Note accrues interest at the rate of 1% per annum, is convertible into shares of common stock at a conversion price of 50% of the lowest trading price in the 20 trading days before the conversion date, and matured on October 27, 2016. During the year ended December 31, 2016, $45,500 of principal was converted to shares of common stock. As of September 30, 2017, there is $4,500 and $87 of principal and accrued interest due on this note, respectively. This note is currently in default.

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

(11)  Converted $35,000 of principal to common stock

(12)  Converted $50,000 of principal to common stock

(13)  Converted $48,900 of principal to common stock

(14)  Converted $60,156 of principal to common stock

Accrued interest on the above notes was $23,700 as of December 31, 2016.

The following is a summary of outstanding convertible promissory notes as of September 30, 2017:

			Stated	Principal Balance
Note Holder	Issue Date	Maturity Date	Interest Rate	Outstanding

Blackbridge Capital, LLC	04/27/2016	10/27/2016	1%	$ 4,500	(1)
Adar Bays LLC	12/20/2016	12/12/2017	8%	-	(2)
Black Forest Capital, LLC	01/23/2017	01/23/2018	8%	-	(3)
Black Forest Capital, LLC	02/15/2017	02/15/2018	8%	-	(4)
Black Forest Capital, LLC	03/10/2017	03/10/2018	8%	47,757	(5)
Black Forest Capital, LLC	04/28/2017	04/28/2018	8%	28,875
Adar Bays LLC	05/15/2017	12/12/2017	8%	-	(6)
Adar Bays LLC	07/19/2017	02/15/2017	8%	-	(7)
BNA Investment Capital, LLC	08/18/2017	08/18/2018	8%	55,000
Black Forest Capital, LLC	09/11/2017	09/11/2018	8%	92,540
BNA Investment Capital, LLC	09/18/2017	9/18/2017	8%	55,000
				283,672
Less debt discount:				(35,033)
Convertible notes payable, net of discount:				248,639

_______________

(1)  Converted $45,500 of principal to common stock.

(2)  Converted $57,500 of principal to common stock.

(3)  Converted $27,500 of principal to common stock.

(4)  Converted $121,132 of principal to common stock.

(5)  Converted $7,243 of principal to common stock.

(6)  Converted $58,500 of principal to common stock.

(7)  Converted $55,725 of principal to common stock.

Accrued interest on the above notes was $5,909 as September 30, 2017.

Debt discount expense including original issue discounts for the nine months ended September 30, 2017 and 2016, was $650,022 and $502,140, respectively.

Based on the fair value of the embedded conversion options on the day of issuance, a loss of $2,504,411 and $907,090 for the nine months ended September 30, 2017 and 2016, respectively, was recorded in the statement of operations.

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

A summary of the outstanding warrants as of December 31, 2016 and September 30, 2017, is as follows:

	Shares Available to	Weighted	Weighted
	Purchase with	Average	Average
	Warrants	Price	Fair Value

Outstanding, December 31, 2016	215,000	$1.60	$6.80

Issued	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Expired	5,000	-	-
Outstanding, September 30, 2017	210,000	$1.60	$6.80

Exercisable, September 30, 2017	210,000	$1.60	$6.80

	Number	Weighted
Range of	Outstanding	Average Remaining	Weighted Average
Exercise Prices	09/30/2017	Contractual Life	Exercise Price

$1.00 - $8.00	210,000	1.7 years	$1.80

NOTE 13—STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

On July 29, 2016, we filed an Amendment to the Articles of Incorporation Designating Rights, Privileges, and Preferences of Series A Preferred Stock with the Nevada Secretary of State respecting 1,515,000 shares of Series A Preferred Stock. On September 18, 2017, we filed a Certificate of Amendment to Certificate of Designation after Issuance of Class or Series for our Series A Preferred Stock to designate the rights, privileges, and preferences of 2,500,000 shares of the Series A Preferred Stock. Shares of Series A Preferred Stock may be converted at the holder’s election into shares of common stock, at the conversion rate of four shares of fully paid and nonassessable common stock for one share of Series A Preferred Stock. Each share is entitled to 100 votes, voting with the common stock as a single class.

On September 18, 2017, we filed a Certificate of Designation for our Series B Preferred Stock to designate the rights, privileges, and preferences of 2,000,000 shares of Series B Preferred Stock. Shares of Series B Preferred Stock may be converted at the holder’s election into shares of common stock, at the conversion rate of one share of fully paid and nonassessable common stock for one share of Series B Preferred Stock. Each share is entitled to 1,000 votes, voting with the common stock as a single class.

Both the Series A Preferred Stock and Series B Preferred Stock rank equal to our common stock respecting the payment of dividends and distribution of assets upon liquidation, dissolution, or winding up.

On September 20, 2017, we issued 500,000 shares of Series A Preferred Stock to each of our directors, for a total of 2,500,000 shares of Series A Preferred, in consideration of their future service on our board. The shares were valued using $0.0012, the closing stock price on the date of grant, based on the conversion rights of one preferred share for four common shares, for total noncash expense of $12,000.

On September 20, 2017, we issued 2,000,000 shares of Series B Preferred Stock to Beta Killers LLC, as consideration for and in exchange of its agreement to waive our prior defaults, release us from our obligations under the asset purchase agreement and related agreements, and enter into an additional statement of work. The shares were valued at $0.0012, the closing stock price on the date of grant, based on the conversion rights of one preferred share for one common shares, for total noncash expense of $2,400.

The issuance of both the Series A and Series B Preferred Stock constitutes an increase of control due to the conversion rights of both series. We fair valued the additional percentage of control obtained in excess of that already held by the parties who received the preferred stock. The value was determined using 1,688,420,598 shares of common stock and the closing price of $0.0012 on September 20, 2017, for a noncash expense of $1,155,793.

Common Stock

On February 2, 2017, we sold 36,000,000 shares of common stock to Kodiak Capital Group LLC for total cash proceeds of $148,680.

On June 15, 2017, we sold 21,000,000 shares of common stock to Kodiak Capital Group LLC for total cash proceeds of $22,000.

During the nine months ended September 30, 2017, we issued 1,225,000 shares of common stock for services to our chief executive officer. The shares were valued at the closing stock price on the date of grant, for a total noncash expense of $2,031.

The following table reflects the amounts of principal, interest, and fees converted, and the corresponding number of shares issued, in connection with outstanding convertible promissory notes during the nine months ended September 30, 2017:

Date	Note Holder	Shares Issued	Amount

01/03/2017	EMA Financial LLC	17,400,000	$ 17,400.00
01/04/2017	EMA Financial LLC	19,200,000	19,200.00
01/05/2017	Adar Bays LLC	18,637,742	14,444.25
01/05/2017	Black Forest Capital LLC	10,000,000	7,750.00
01/06/2017	EMA Financial LLC	21,704,000	21,704.00
01/11/2017	Black Forest Capital LLC	15,000,000	11,625.00
01/13/2017	Black Forest Capital LLC	20,000,000	15,500.00
01/13/2017	EMA Financial LLC	24,556,110	24,556.11
01/13/2017	Microcap Equity Group LLC	22,851,306	17,138.48
01/17/2017	Black Forest Capital LLC	22,000,000	17,050.00
01/17/2017	Microcap Equity Group LLC	13,148,693	9861.52
01/17/2017	Tangiers Investment Group LLC	21,569,061	15,044.42
01/18/2017	Black Forest Capital LLC	22,500,000	17,437.50
01/18/2017	Kodiak Capital Group LLC	52,000,000	20,800.00
01/19/2017	Black Forest Capital LLC	11,939,846	9,253.38
01/19/2017	Kodiak Capital Group LLC	65,000,000	26,000.00
01/20/2017	Auctus Fund LLC	32,760,000	20,311.20
01/20/2017	Colonial Stock Transfer	13,289,051	8,970.11
01/24/2017	Kodiak Capital Group LLC	77,000,000	30,800.00
01/30/2017	Auctus Fund LLC	42,700,000	17,080.00
02/13/2017	Kodiak Capital Group LLC	24,716,275	9,886.51
02/13/2017	Kodiak Capital Group LLC	48,000,000	19,200.00
02/15/2017	Auctus Fund LLC	45,207,264	30,741.00
04/25/2017	Microcap Equity Group LLC	5,410,489	7,845.21
05/04/2017	Black Forest Capital LLC	10,344,828	15,000.00
05/10/2017	Black Forest Capital LLC	16,666,667	12,500.00
06/14/2017	Black Forest Capital LLC	20,833,334	12,500.00
06/20/2017	Black Forest Capital LLC	25,000,000	15,000.00
06/12/2017	Microcap Equity Group LLC	20,992,286	12,595.72
06/19/2017	Adar Bays LLC	8,333,333	5,000.00
06/21/2017	Adar Bays LLC	58,000,000	34,800.00
07/11/2017	Adar Bays LLC	30,965,477	20,127.56
07/17/2017	Adar Bays LLC	63,076,923	41,000.00
07/24/2017	Black Forest Capital LLC	44,690,831	29,049.04
08/03/2017	Adar Bays LLC	26,606,154	17,294.00
08/18/2017	Black Forest Capital LLC	42,857,143	30,000.00
08/21/2017	Adar Bays LLC	22,142,857	15,500.00
08/28/2017	Adar Bays LLC	27,272,727	15,000.00
08/28/2017	Black Forest Capital LLC	52,500,000	28,875.00
09/11/2017	Adar Bays LLC	25,454,545	14,000.00
09/11/2017	Black Forest Capital LLC	36,363,637	20,000.00
09/14/2017	Adar Bays LLC	26,503,740	13,251.87
09/19/2017	Black Forest Capital LLC	50,000,000	25,000.00
09/29/2017	Black Forest Capital LLC	70,000,000	24,500.00
		1,345,194,319

NOTE 14—SUBSEQUENT EVENTS

In accordance with ASC 855-10, Subsequent Events¸ we have analyzed our operations subsequent to September 30, 2017, through the date the financial statements were available to be issued, and have determined that we do not have any material subsequent events to disclose in these financial statements.

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

Introduction

We create, develop, and commercialize innovative solutions for the expanding medical and recreational cannabis community. Our solutions enhance customer service and provider efficiency, including customer loyalty software applications; create producer and retailer opportunities through the distribution of our own brands; and assist with marketing and branding for product companies. We do not grow, distribute, or sell cannabis or products containing cannabis.

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

Results of Operations for the Three Months Ended September 30, 2017,

Compared to the Three Months Ended September 30, 2016

Revenue and Costs of Goods Sold

Revenue was $0 and $499 for the three months ended September 30, 2017 and 2016, respectively, representing a decrease of $499, or 100%, in the current period. Our cost of goods sold was $0 and $0 for the three months ended September 30, 2017 and 2016, respectively.

Operating Expenses

Stock-based compensation expense was $13,406 and $119,125 for the three months ended September 30, 2017 and 2016, respectively, representing a decrease of $105,719 in the current period. The decrease is due to the lower stock price for preferred stock issued to a service provider and our directors (Note 13).

Professional fees were $121,246 and $95,286 for the three months ended September 30, 2017 and 2016, respectively, representing an increase of $25,960, or 27.2%, in the current period. The increase can be largely attributed to audit and legal fees.

Salary and wage expense was $57,175 and $49,092 for the three months ended September 30, 2017 and 2016, respectively, representing an increase of $8,083, or 16.4%, in the current period. The increase is attributed to severance and bonus paid to the former chief executive officer.

General and administrative expense was $109,915 and $68,240 for the three months ended September 30, 2017 and 2016, respectively, representing an increase of $41,675, or 61%, in the current period. The increase in the current period can be attributed to increases in amortization, advertising/promotional, and consulting expenses.

Other Income and Expense

For the three months ended September 30, 2017, we had total other expense of $1,784,530, compared to $1,335,360 for the three months ended September 30, 2016. For the three months ended September 30, 2017, we recorded interest expense of $4,822, amortization of debt discount and loan financing fees of $189,068, penalties and settlements costs for conversions of $85,741, and a loss on the issuance of convertible debt of $349,106. In the prior period, we recorded interest expense of $12,749, amortization of debt discount of $86,291, a loss on the issuance of convertible debt of $418,079, a loss on the write down of assets of $258,766, impairment loss on investment of $599,475, a loss due the increased valuation of preferred stock of $1,155,793 (Note 13), and a $40,000 gain on the forgiveness of debt.

Net Loss

For the three months ended September 30, 2017, we had a net loss of $2,086,272, as compared to a net loss of $1,666,604 in the prior period, an increase of $419,668. This increase in the current period can be attributed to the increase expense recognized due to the voting rights of the preferred stock that was issued.

Results of Operations for the Nine Months Ended September 30, 2017,

Compared to the Nine Months Ended September 30, 2016

Revenue and Costs of Goods Sold

Revenue was $0 and $59,150 for the nine months ended September 30, 2017 and 2016, respectively, representing a decrease of $59,150, or 100%, in the current period. On March 29, 2017, we announced that we signed a non-binding letter of intent to acquire Alliance Financial Network, Inc., a financial technology company providing transaction solutions to the cannabis and other industries. During the first quarter of 2017, our primary business efforts were focused on structuring and due diligence related to that transaction. Those negotiations continued until May 9, 2017, when we announced that the transaction had been terminated as a result of our inability to come to suitable transaction terms with Alliance Finance Network, Inc. among other reasons. The decreases in revenue and associated cost of goods sold during the second quarter 2017 are due to our focus on the aforementioned transaction.

Our cost of goods sold was $0 and $24,260 for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $24,260, or 100%.

Operating Expenses

Stock-based compensation expense was $101,531 and $604,592 for the nine months ended September 30, 2017 and 2016, respectively, representing a decrease of $503,061, in the current period. Compensation expense in the current consists of $12,000 in noncash expense for the issuance of preferred stock for services (Note 13) and $87,500 for warrants previously issued. Compensation expense in the prior year is largely due to warrants issued to officers, consultants, and other service providers.

Professional fees were $251,156 and $307,713 for the nine months ended September 30, 2017 and 2016, respectively, representing a decrease of $56,557, or 18.3%, in the current period. The decrease can be largely attributed to a decrease in legal fees.

Salary and wage expense was $141,175 and $183,793 for the nine months ended September 30, 2017 and 2016, respectively, representing a decrease of $42,618, or 23.1%, in the current period. The decrease in the current period is due to a decrease in officer compensation.

General and administrative expense was $238,052 and $198,261 for the nine months ended September 30, 2017 and 2016, respectively, representing an increase of $39,791, or 20%, in the current period.

Other Income and Expense

For the nine months ended September 30, 2017, we had total other expense of $3,253,191, compared to $2,256,675 for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, we recorded interest expense of $15,017, amortization of debt discount and loan financing fees of $650,02, penalties and settlements costs for conversions of $85,741, and a loss on the issuance of convertible debt of $2,504,411. In the prior period, we recorded interest expense of $29,204, amortization of debt discount of $502,140, a loss on the issuance of convertible debt of $907,090, a loss on the write down of assets of $258,766, impairment loss on investment of $599,475, a loss due the increased valuation of preferred stock of $1,155,793 (Note 13), and a $40,000 gain on the forgiveness of debt.

Net Loss

For the nine months ended September 30, 2017, we had a net loss of $3,962,930, as compared to a net loss of $3,516,144 in the prior period, an increase of $446,786. This increase is the direct result of the large loss on convertible debt resulting from the beneficial conversion features of that debt.

Liquidity and Capital Resources

During the nine months ended September 30, 2017 and 2016, we used cash of $609,624 and $307,860, respectively, in operating activities. During the nine months ended September 30, 2017 and 2016, we used $25,000 and $0, respectively, in investing activities. During the nine months ended September 30, 2017 and 2016, we received $629,557 and $302,000, respectively, from financing activities.

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

We anticipate also accessing the capital markets in order to fund future research and development, as well as expand product offerings to include future versions of products and possible acquisitions of ancillary products and services. To the extent that funding is available, we have budgeted $650,000 for capital expenditures and other costs during the next 12 months, consisting of $200,000 for enhanced software development, $350,000 for debt retirement (and, if necessary, to provide for refinancing or extensions of our existing debt, including principal and any interest due under the terms of our current financing agreements with our capital partners), and $100,000 for legal, audit and accounting expenses. We may seek additional debt financing, although we cannot guarantee what structures our sources of financing may choose in the future, and there is no guarantee we will be able to secure additional funding. In addition, the vast majority of our debt may be converted into common stock, in which case we would not have to retire it; the investors are able to convert the debt into our shares. If we were to retire all of our outstanding debt, including the convertible promissory notes, and pay the maximum potential interest due, we would need to budget approximately $350,000.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2017, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods prescribed by U.S. Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2017, we issued:

•30,965,477 shares of our common stock upon conversion of principal, interest, or fees of $20,128, at $0.00065, per share, pursuant to a promissory note to an unaffiliated noteholder;

•63,076,923 shares of our common stock upon conversion of principal, interest, or fees of $41,000, at $0.00065, per share, pursuant to a promissory note to an unaffiliated noteholder;

•44,690,831 shares of our common stock upon conversion of principal, interest, or fees of $29,049, at $0.00065, per share, pursuant to a promissory note to an unaffiliated noteholder;

•26,606,154 shares of our common stock upon conversion of principal, interest, or fees of $17,294, at $0.00065, per share, pursuant to a promissory note to an unaffiliated noteholder;

•42,857,143 shares of our common stock upon conversion of principal, interest, or fees of $30,000, at $0.0007, per share, pursuant to a promissory note to an unaffiliated noteholder;

•22,142,857 shares of our common stock upon conversion of principal, interest, or fees of $15,500, at $0.0007, per share, pursuant to a promissory note to an unaffiliated noteholder;

•27,272,727 shares of our common stock upon conversion of principal, interest, or fees of $15,000, at $0.00055, per share, pursuant to a promissory note to an unaffiliated noteholder;

•52,500,000 shares of our common stock upon conversion of principal, interest, or fees of $28,875, at $0.00055, per share, pursuant to a promissory note to an unaffiliated noteholder;

•25,454,545 shares of our common stock upon conversion of principal, interest, or fees of $14,000, at $0.00055, per share, pursuant to a promissory note to an unaffiliated noteholder;

•36,363,637 shares of our common stock upon conversion of principal, interest, or fees of $20,000, at $0.0005, per share, pursuant to a promissory note to an unaffiliated noteholder;

•26,503,740 shares of our common stock upon conversion of principal, interest, or fees of $13,252, at $0.0005, per share, pursuant to a promissory note to an unaffiliated noteholder;

•50,000,000 shares of our common stock upon conversion of principal, interest, or fees of $25,00, at $0.0005, per share, pursuant to a promissory note to an unaffiliated noteholder; and

•70,000,000 shares of our common stock upon conversion of principal, interest, or fees of $24,500, at $0.00035, per share, pursuant to a promissory note to an unaffiliated noteholder.

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

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 3	Articles of Incorporation and Bylaws
3.06	Amendment to Certificate of Designation after Issuance of Class of Series	Incorporated by reference from current report on Form 8-K filed September 19, 2017

3.07	Certificate of Designation	Incorporated by reference from current report on Form 8-K filed September 19, 2017

Item 10	Material Contracts
10.74	Executive Employment Agreement, together Grant of Restricted Stock and Confidentiality and Proprietary Rights Agreement, between CannaSys, Inc. and Patrick G. Burke, effective July 1, 2017	Incorporated by reference from current report on Form 8-K filed July 11, 2017

10.75	Promissory Note to Michael A. Tew dated June 30, 2017	Incorporated by reference from current report on Form 8-K filed July 11, 2017

10.76	Separation and Mutual Release Agreement between CannaSys, Inc. and Michael A. Tew effective June 30, 2017	Incorporated by reference from current report on Form 8-K filed July 11, 2017

10.77	Consulting Agreement between CannaSys, Inc. and Michael A. Tew effective July 1, 2017	Incorporated by reference from current report on Form 8-K filed July 11, 2017

10.78	Securities Purchase Agreement between CannaSys, Inc., and BNA Investment Capital, LLC	Incorporated by reference from current report on Form 8-K filed September 7, 2017

10.79	Convertible Promissory Note up to $275,000 issued to BNA Investment Capital, LLC	Incorporated by reference from current report on Form 8-K filed September 7, 2017

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Exhibit Number*	Title of Document	Location
Item 101**	Interactive Data File
101.INS	XBRL Instance Document	This filing.

101.SCH	XBRL Taxonomy Extension Schema	This filing.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing.

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

CANNASYS, INC.

Dated: November 20, 2017	By:	/s/ Patrick G. Burke
Patrick G. Burke, Chief Executive Officer,
Chief Financial Officer, and Secretary