Form 10-K
period 2017-12-31
CANNASYS INC
filed 2018-04-13
CIK 1417028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant computed by reference to the price at which the common equity was last sold as of June 30, 2017, was $3,340,037.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 23, 2018, there were 2,538,251,030 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. None.

CannaSys, Inc.
Form 10-K for the fiscal year ended December 31, 2017

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

This report contains forward-looking statements relating to our anticipated marketing results, customer acceptance, revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources. This forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include those relating to: market acceptance for our products; our liquidity requirements; the continued growth of the software industry; the success of our product development; marketing and sales activities; vigorous competition in the software industry; the capabilities of management; leverage and debt service (including sensitivity to fluctuations in interest rates and the trading price of our common stock); domestic or global economic conditions; the inherent uncertainty and costs of prolonged arbitration or litigation; and changes in federal or state tax laws or the administration of these laws.

Any forward-looking statements, including those regarding management’s current beliefs, expectations, anticipations, estimations, projections, proposals, plans, or intentions, are not guarantees of future performance or results or events and involve risks and uncertainties, such as those discussed in this report.

Forward-looking statements are based on present circumstances and our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors discussed in this report. These cautionary statements are intended to be applicable to all related forward-looking statements wherever they appear in this report. Any forward-looking statements are made only as of the date of this report, and we assume no obligation to update forward-looking statements to reflect subsequent events or circumstances.

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

The cannabis industry is rapidly changing, driven by popular trends and favorable regulatory expansion at the state level (notwithstanding federal regulatory resistance). These changes continue with maturing regulation of cultivation and testing and refinement of marketing and branding efforts among both retailers and branded product companies. Our initial products, CannaCash, CannaTrade, ExchangeHemp, and CannaLIMS, either have been merged with our newly launched products or remain components of our product suite as we seek to introduce streamlined, more cost-effective, and higher-margin technology and services into the changing marketplace.

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

Our current principal products are:

●	Citizen Toke is a text-message-based transaction and promotion platform focused on user acquisition and customer engagement for both regulated cannabis retailers and branded products companies.

●

Mile High Consulting and Branding, Inc., Branded Products are products and opportunities developed for marketing with celebrity endorsements. Our partner in this venture, Mile High Brands, Inc., has launched a joint venture with National Concessions Group, Inc., to produce and market a branded line of vaporizer products with the endorsement of Ziggy Marley, a Jamaican reggae musician.

Our initial consumer product, BumpUp Rewards, was introduced into the market as CannaCash in July 2014 and did not fully reach the market within our BumpUp Rewards product until July of 2015. We continued to pursue selective market penetration for BumpUp Rewards in order to gain information on the consumer’s purchasing habits and retailers’ marketing needs. However, we have deemphasized BumpUp Rewards and BumpUp Rewards white-label applications in order to concentrate our efforts on marketing and distributing Citizen Toke.

Our products serve both medical and recreational growers, dispensers, and customers. Our product development and introduction is focused in Colorado, where both medical and recreational cannabis are permitted under a developing regulatory regime, as well as California, a rapidly evolving market that we believe presents an opportunity for our products. We are preparing for future expansion if and as cannabis for medical or recreational use becomes legalized and regulated in additional states that have ongoing public dialogue and regulatory or legislative consideration regarding legalization. In the next 12 months, we are considering operating in only Colorado, Washington, California, Oregon, and Nevada.

Our principal activities to date have been the following:

●	Raising Capital. We have been focused primarily on raising capital to finance our operations and software research and development.

●

Creating New Products. We recently acquired and are continuing to develop, market, and distribute Citizen Toke as we deemphasize the remainder of our business-to-business products. We have also developed or acquired rights to other software products, including BumpUp Rewards, BumpUp Rewards white-label, and CannaLIMS, a laboratory information management systems product.

●

Strategic Relationships. We have concentrated our efforts on establishing complementary strategic relationships and selecting technology or product acquisitions in order to facilitate new and complementary product development and distribution. Specifically, we have sought to consolidate a vertically integrated value chain delivering consumer-oriented solutions for the cannabis industry.

●	Marketing and Distribution. We have selectively marketed our core software products to the cannabis industry.

The availability, functionality, and payment options of our products are tailored, based on state and local laws and regulations. Our software products are centrally hosted by us and accessed by the client through web browsers and mobile applications.

We believe legal compliance is important in this industry in which we serve directly regulated growers, distributors, retailers, and customers. We check the state licensure status of producers and retailers, regularly monitor disciplinary actions, and routinely update our compliance database. Our policy is to stop doing business with firms that are not properly licensed. Our operating systems integrate regulatory compliance and operational accounting. We have in place standard contracts with a verified legal signing authority for our counterparties, as well as end-user licensing agreements, with which to hold accountable the parties we approve to use either system.

Products

Citizen Toke

On August 10, 2016, we acquired Citizen Toke from Beta Killers LLC. Citizen Toke is a mobile, text-message-based transaction and promotion platform focused on user acquisition and customer engagement for both regulated cannabis retailers and branded non-cannabis products companies. Beta Killers LLC is an innovation laboratory that develops technologies to improve the ways consumers and businesses interact. Simultaneously, we agreed to provide $100,000 in cash, which we have paid, to fund development of a more advanced version of Citizen Toke’s software platform and engaged the Citizen Toke lead developer, Ben Tyson, as an adviser. On September 12, 2017, we entered into Work Statement No. 2 with Beta Killers, which clarified the deliverable under Work Statement No. 1 and extended the payment schedule to complete the purchase of Citizen Toke. Work Statement No. 2 required us to pay $40,000 to Beta Killers in monthly installments, the completion of which would terminate any further potential obligations to Beta Killers and ensure that we own the technology free and clear from the security interest granted to Beta Killers, LLC under the acquisition agreement. We paid Beta Killers $50,000 under the Work Statement No. 2, and we own the Citizen Toke technology free and clear from any liens or security interests.

In collaboration with Beta Killers, LLC, we launched Citizen Toke in beta format with 10 cannabis retailers from Denver and Boulder. During the fourth quarter of 2017, we successfully launched Citizen Toke's version 1 platform with revenues to support its ongoing development and marketing. We expect to launch this platform into new markets, including California, in the near future. Based on initial collaborative arrangements and feedback from customers, retailers, and branded products companies, we plan to focus on marketing the Citizen Toke application.

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

BumpUp Rewards

We developed BumpUp Rewards as an affiliate-based membership rewards loyalty program, based on Loyl.Me’s Automated Cloud and Customer Relationship Management Platform, designed specifically for the cannabis industry. An early version of BumpUp Rewards was introduced into the market as CannaCash in July 2014. The BumpUp Rewards application is free for customers and is an efficient use of marketing dollars for dispensaries and providers. The BumpUp Rewards application allows for strong social media ties and an electronic solution for providing gifts, points, and discounts to friends and family. BumpUp Rewards includes an internal control mechanism designed to enhance compliance with the regulatory requirements applicable to individual retail outlets and customers based on applicable state licensing information and customers’ locations. BumpUp Rewards enables retailers to gain new customers through gifts, to retain customers through the affiliate and store-specific points program, and to tailor specials and free advertising via the BumpUp Rewards program to a growing customer marketplace. This product, including updates, can be licensed to our customers for a monthly fee.

In 2016, we deemphasized the BumpUp product in order to concentrate our efforts on marketing and distributing Citizen Toke.

BumpUp Rewards White-Label Applications

In late 2015, we entered into a joint software development and marketing agreement with National Concessions Group, Inc., the organization responsible for marketing and branding a cannabis product brand called O.penVAPE. BumpUp Rewards white-label application, the product of this joint effort, is an advanced version of our BumpUp Rewards application intended to incentivize product and corporate sales organizations through a proprietary points system. O.PenVape’s “O Rewards” loyalty application, based on our BumpUp Rewards platform, became available for download to consumers in both iOS and Android devices in beta format in March 2016.

We deemphasized the BumpUp white-label product to pursue marketing and distribution of Citizen Toke.

CannaLIMS

CannaLIMS is a laboratory management information system product focused solely on the cannabis marketplace to assist cannabis laboratories in meeting multiple state and local level regulatory reporting requirements, which we monitor regularly and update as warranted. We license our CannaLIMS system to customers, who access the software through web browsers and mobile applications, for recurring license fees. After the initial launch of this product into the market, it began to generate revenue. However, demand for CannaLIMS has been limited as many laboratories build and use their own software, so we have shelved its marketing and development for the time being.

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

Going forward, we plan to continue to broaden the products and services we offer through additional marketing channels. We market all of our products within regulatory constraints.

We cannot assure that we will be able to attain any of the above operational goals or that we will be able to obtain funding that may be required to support such level of operations.

Strategic Relationships

Beta Killers LLC

Beta Killers LLC provides professional services related to technology, product, and software development; branding, marketing, and business development; products sales and growth; and customer relations to us. During 2017, we engaged Beta Killers to develop and assist in the marketing of Citizen Toke, which officially launched into the commercial market in the fourth quarter of 2017. Citizen Toke generated revenues during the quarter, and Beta Killers assisted in the development and strategic marketing of the software during the period.

During 2016, we engaged Ben Tyson, Beta Killers’ chief executive officer and lead developer of Citizen Toke, as our adviser, and in 2017, he was elected to our board of directors.

We are very encouraged by positive feedback from customers, retailers, and branded products companies and plan to continue to focus our efforts on growing Citizen Toke’s market penetration in the coming months through strategic marketing and distribution partnerships.

MHB, Inc. and Mile High Consulting and Branding, Inc.

MHB, Inc., a Colorado corporation doing business as Mile High Brands, is a lifestyle branding agency focused on the regulated cannabis industry. Its clients include celebrities and product companies that wish to access the rapidly growing cannabis marketplace.

In late 2015, we closed a share exchange agreement with MHB that provided, among other things, an exchange of common stock, reciprocal seats on the board of directors, and a share of gross revenues. In December 2016, we revised our share exchange agreement with MHB to reduce the share exchange to 15,000 shares of each company and deemphasized our strategic stake in MHB in favor of our newly formed Mile High Consulting and Branding, Inc. joint venture company as discussed below.

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

Green Capital Ventures, Inc.

In late 2015, we entered into a joint marketing and distribution partnership in California with Green Capital Ventures, Inc. Green Capital is a holding company and consulting firm focused on launching and commercializing products with an altruistic objective. The principals of Green Capital founded the Gridiron Cannabis Coalition, an organization dedicated to the advancement of medicinal cannabis as a treatment for brain disease and bodily injuries resulting from playing professional sports. Together with Green Capital, we intend to seek commercial partnerships for Gridiron Cannabis Coalition and to support its marketing efforts, beginning in Colorado.

National Concessions Group, Inc.

In December 2015, we entered into a technology development and joint marketing agreement with National Concessions Group, Inc., a cannabis marketing and distribution company whose products are marketed under the “O.penVAPE” brand. We are working with National Concessions Group to develop O.PenVape’s “O Rewards” loyalty application based on our BumpUp Rewards platform. O Rewards, launched in beta format in March 2016, is a loyalty product focused on retail brands in the cannabis industry. We will jointly market this application to other product manufacturers in the cannabis industry. This is our first market introduction of BumpUp Rewards white label.

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

Duby, LLC

On December 10, 2015, we acquired a 1.083% interest in Duby, LLC, the owner of a social media application focused on cannabis consumers. As part of the acquisition, Duby agreed to assist in the promotion of our products and services on its platform. We purchased the interest in Duby as part of ongoing negotiations for the joint marketing and promotion of our respective products. On May 13, 2016, we announced that Duby had agreed to join forces with us to accelerate new user adoption for our latest product, Citizen Toke.

Other Relationships

We continually review the commercial viability and opportunities that we believe are afforded by each of our strategic relationships and consider prospects for other relationships. Accordingly, we may change or terminate existing strategic relationships or enter into new relationships.

Competition

The current market for cannabis-related technology is highly fragmented because of the recent emergence of the industry, which is continuously evolving as states in addition to Colorado, Washington, California, and Oregon implement new laws allowing production, sale, and taxation of medical or recreational cannabis. We believe there are few, if any, products in the marketplace that have the capability and reach of Citizen Toke leveraged together with Duby’s user base, although the most relevant competitors are retailer loyalty programs.

Although cannabis is illegal under federal law, we believe there is popular demand for cannabis, and do not believe that prospective customers are generally deterred from doing business with a company because of fears of federal enforcement of laws prohibiting the sale or possession of medical or recreational cannabis, although concerns about federal enforcement might increase as a result of the Trump administration’s stated intent to enforce federal cannabis prohibitions. As demonstrated by the table of state cannabis regulations below, the number of states enacting safe access to cannabis laws continues to increase.

Government Regulations

We will operate only in states that have legalized various aspects of medical or recreational use of cannabis and that have established laws and regulations governing the operations of their licensees. We do not produce, transport, process, or sell cannabis or products containing cannabis, but only provide the cannabis-related industry with ancillary technology programs in accordance with applicable state laws.

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

Federally insured and regulated financial institutions face conflicting regulatory requirements that treat the cannabis industry as illegal under federal law even when it is permitted under some state laws. However, 38 states plus the District of Columbia allow medical or both medical and recreational adult-use cannabis. Initially, when Colorado legalized and regulated medical and recreational cannabis, federally insured and regulated banks and other financial institutions refused cannabis business source deposits and other business. Currently, based on FinCEN’s guidance released on February 14, 2014, discussed below, financial institutions may provide services to cannabis-related businesses consistent with their BSA obligations.

U.S. Controlled Substances Act

The cannabis industry is regulated by the federal, state, and local governments. Regulation varies from state to state. Federally, cannabis is currently classified as a Schedule I controlled substance under the U.S. Controlled Substances Act, U.S.C. Section 811 (CSA), which generally means that Congress has determined that cannabis is a dangerous drug and that cultivating, processing, distributing, and selling cannabis and cannabis products are serious crimes. The CSA does not distinguish between medical and recreational use of cannabis; all uses are prohibited. On the other hand, several states have legalized various aspects of cannabis processing and distribution, although such activities are subject to stringent state licensing, regulation, and taxation. In many states, a clear, continuing, unresolved conflict exists between federal and state laws. In addition to the complex matrix of federal and state regulations, in response to regulatory concerns, the banking and financial services industry has created stringent barriers to allowing cannabis producers and retailers to have normal banking relationships.

The federal government formally opposes the use of medical and recreational cannabis. Although many states have chosen to enact rules and regulations permitting the use of medical cannabis for their citizens under a state-approved medical cannabis program, cannabis continues to be illegal under federal law. The Trump administration has announced that it intends to enforce federal law that criminalizes cultivating, processing, distributing, and selling cannabis and cannabis products. The state medical cannabis programs provide protection from state criminal prosecution for patients and primary caregivers who are qualified to participate in the program and are in compliance with the regulations governing the program, but provide no protection from federal prosecution for violation of the CSA.

State Regulation

In November 2012, Colorado residents voted in favor of Amendment 64, an initiative ballot measure that allowed for the “personal use and regulation of marijuana” in Colorado. The initiative, enacted as Article 18, Sec. 16 of the Colorado State Constitution and implemented on January 1, 2014, allows recreational use by adults age 21 and older and authorizes Colorado to regulate commercial cultivation, processing, and sale of cannabis. Similarly, in November 2012, the residents of Washington voted in favor of Initiative 502, which allows for “recreational use” by adults age 21 and older and authorizes Washington to regulate commercial cultivation, process, and sale of cannabis. In the past couple of years, California, Nevada, Alaska, Oregon, Maine, and Massachusetts, following Colorado and Washington, have passed state laws allowing for “recreational use.”

Although the states have enacted voter-initiated measures to allow for the personal use of small amounts of cannabis by its citizens, these states are clear to remind their citizens that cannabis is currently illegal under federal law and classified as a Class I Controlled Substance.

As we are an ancillary services provider to the cannabis industry and do not grow, process, or distribute cannabis itself, we are not directly affected by government regulations, but our clients are. That being said, the State of Colorado Department of Revenue Enforcement Division State statute (C.R.S Sec. 12-43.3-307; C.R.S. Sec. 12-43.4-306) mandates that anyone working within Colorado’s marijuana industries (medical or retail, including service providers) be licensed by the Marijuana Enforcement Division (MED) in order to ensure that they meet mandated statutory requirements. A registered and approved vendor within the state of Colorado obtains a MED Vendor badge, which ensures that the vendor has passed the MED background check and met the statutory criteria to work within Colorado’s marijuana industries.

There are several states with initiatives for state medical cannabis programs pending on the ballot for upcoming elections, while other states move forward through the legislative process. The following table reflects the current status of cannabis regulations:

State	Status	Details and Difference in Laws

AK(1)	Medical and recreational laws passed and in effect

Medical patients must register with the Alaska Division of Public Health. Medical cannabis dispensaries are currently not allowed. Patients are allowed to possess up to 1 ounce of cannabis. Ballot Measure 2, which will tax and regulate recreational cannabis similar to alcohol, was approved in November 2014 and became effective February 2015. The final rules adopted by the Marijuana Control Board under the governance of Alaska Department of Commerce were to be implemented in early 2016. On February 24, 2016, the Alaska Marijuana Control Board began accepting applications for marijuana business licenses.

CA(1)	Medical and recreational laws passed and in effect

Medical patients must register with the California Department of Public Health. On November 8, 2016, the voters of California approved Proposition 64 allowing for adult-use recreational sales. As of January 1, 2018, adults 21 and over may purchase and possess up to 28.5 grams of marijuana. The Medicinal and Adult-Use Cannabis Regulation and Safety Act now provides for the regulation and state licensing of commercial cannabis activity in California.

CO(1)	Medical and recreational laws passed and in effect

Enacted a state-wide regulatory agency to govern medical and recreational businesses: Colorado Department of Revenue Marijuana Enforcement Division. Recreational law allows in-state residents age 21 and older to purchase up to 1 ounce of cannabis. Recreational law allows out-of-state residents age 21 and older to purchase up to 1/4 ounce of cannabis. Medical sales require patients to register with the Colorado Department of Public Health and Environment. Medical patients may purchase up to 2 ounces of cannabis per day.

State	Status	Details and Difference in Laws

DC(1)	Medical and recreational laws passed

Medical patients must register with the District of Columbia Department of Health. Medical cannabis dispensaries are regulated by the District of Columbia Department of Health. Patients are allowed to possess up to 2 ounces of cannabis. Recreational cannabis was approved when Washington D.C. passed Initiative 71 in November 2014. Initiative 71 permits the use of up to 2 ounces of marijuana and the possession and cultivation of up to 3 marijuana plants. While Washington D.C. voters passed medical and adult use initiatives, the U.S. Congress has blocked the District from spending any resources to enact a law or regulated program.

FL(1)	Medical laws passed and in effect

In 2016, Florida voters passed a state constitutional amendment known as the “Florida Medical Marijuana Legalization Initiative” (Amendment 2). The amendment legalized the licensure, sale, and possession of medical marijuana for individuals with a recommendation from a qualifying physician. The state currently has operating cultivation, processing, and dispensing medical marijuana companies.

MA(1)	Medical laws passed and in effect and recreational laws passed

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

ME(1)	Medical and recreational laws passed and in effect

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

Medical patients must register with the Nevada Division of Public and Behavioral Health. As of November 8, 2016, both recreational and medical cannabis sales were allowed in Nevada. Medical patients are allowed to possess up to 2-1/2 ounces of cannabis and recreational consumers are allowed to purchase up to 1 ounce of raw flower cannabis.

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

AR(2)	Medical laws passed and in effect

Arkansas voters passed the Arkansas Medical Cannabis Act on November 8, 2016, allowing medical cannabis access in the state. The state will be issuing cultivation and retail licenses in 2018 and the medical marijuana program is governed by the state’s medical marijuana commission as well as the Arkansas Alcoholic Beverage Control and Department of Health.

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

IL(2)	Medical laws passed and in effect

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

State	Status	Details and Difference in Laws

MD(2)	Medical laws passed and in effect

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

MI(2)	Medical laws passed and in effect

Medical patients must register with the Michigan Department of Licensing and Regulatory Affairs. Patients are allowed to possess up to 2-1/2 ounces of cannabis. Michigan regulatory officials are currently developing rules and regulations to license medical marijuana businesses.

MT(2)	Medical law passed and in effect

Medical patients must register with the Montana Department of Public Health and Human Services. On November 8, 2016, the voters approved Medical Marijuana Initiative known as I-182 eliminating the current state requirement of a three-patient to caregiver limit. In May 2017, the Governor signed State Bill 333, which regulates medical marijuana businesses and adds mandatory laboratory testing for medical marijuana as well as seed-to-sale tracking.

NY(2)	Medical laws passed and in effect

Medical patients have to register with the New York State Department of Health. Medical cannabis dispensaries are regulated by the New York State Department of Health. Patients are allowed to possess a 30-day supply of only extracts and concentrates from cannabis. The New York State Department of Health launched the state’s Medical Marijuana Program on January 7, 2016. The program approved forms of medical cannabis available with a physician’s certification at designated dispensaries across New York state and licensed operators within the state.

OH(2)	Medical laws passed and in effect

A state medical marijuana initiative passed, and the state has begun to issue licenses for growers, processors, and dispensaries. Ohio House Bill 523 took effect September 2016 and established a framework for medical marijuana regulations.

PA(2)	Medical laws passed and in effect

In May 2016, Pennsylvania’s Medical Marijuana Act went into effect. On January 17, 2017, the PA Department of Health released applications for grower/processor and dispensary permits. Pennsylvania is currently in the process of permitting and licensing businesses to provide access to medical marijuana.

TX(2)	CBD laws passed and in effect	Texas current law allows for limited access to low-THC or high CBD oil.

State	Status	Details and Difference in Laws

VT(2)	Medical and recreational laws passed

Medical patients must register with the Vermont Department of Public Safety. Medical cannabis dispensaries are regulated by the Vermont Department of Public Safety. Patients are allowed to possess up to 2 ounces of cannabis. On January 22, 2018, the Governor of Vermont signed a law that allows adults 21 or over to possess up to 1 ounce of marijuana. While this new state law decriminalizes possession, it does not establish a regulatory marketplace. The new marijuana decriminalization law will take effect July 1, 2018.

AL(3)	CBD-only medical law passed

This program is likely to be nonfunctional as it requires a cannabis prescription, which is federally illegal. This program also does not protect patients from arrest and prosecution.  Qualified medical marijuana patients in Alabama can use CBD as part of state-sponsored clinical trial in coordination with University of Alabama in Birmingham.

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

Medical patients must register with the Hawaii Department of Public Safety. Patients are allowed to possess up to 3 ounces of cannabis. The Hawaii Department of Health licenses and regulates the medical retail dispensary program and dispensaries in the state.

IA(3)	CBD-only medical law passed and in effect	CBD oil is permitted in Iowa, but only for a limited number of qualifying medical conditions.
ID(3)	No medical laws passed	There is little support for medical cannabis laws from the Idaho Legislature, but significant support among voters.
IN(3)	CBD law passed	In 2017, Indiana passed a law to allow the use of CBD oil for seizures.
KS(3)	No medical laws passed	Two medical cannabis laws were proposed, but failed to make it through committee in 2014.

State	Status	Details and Difference in Laws

KY(3)	CBD-only medical law passed	This law allows a CBD-only medical cannabis for Kentucky patients with a physician recommendation. The state has no provisions for patients to acquire CBD.
LA(3)	Medical laws passed and in effect

Louisiana House Bill 149 established the framework for regulating the cultivation, processing, and dispensing of medical marijuana. Currently Louisiana State University and Southern University have state licenses to implement dispensing medical marijuana through third-party contractors.

MN(3)	Medical law passed and in effect

Medical patients have to register with the Minnesota Department of Health. Medical cannabis dispensaries will be regulated by the Minnesota Department of Health. Patient possession limits are to be determined, but only nonsmokable forms of cannabis are allowed.

MO(3)	CBD-only medical law passed	Missouri law allows for cultivation and processing by state-licensed facilities. Only patients with intractable epilepsy would be allowed access to the CBD medication.
MS(3)	CBD-only medical law passed

This Mississippi program does not provide reasonable access to CBD medicine for patients. Only institutions of higher learning are able to cultivate cannabis and process it to create CBD-only medication.

NC(3) SC(3)	CBD-only medical law passed and rulemaking is in progress	CBD-only medical cannabis program in North Carolina and South Carolina.
ND(3)	Medical laws passed	The North Dakota Medical Marijuana Legalization Initiative, also known as Initiated Statutory Measure 5, was passed on November 8, 2016.
NE(3)	No medical laws passed	A medical cannabis law was proposed in Nebraska, but failed to make it through committee in 2014, and again failed in 2016.
NH(3)	Medical laws passed and in effect

Medical patients will register with the New Hampshire Department of Health and Human Services. The New Hampshire Department of Health and Human Services will regulate and govern medical cannabis dispensaries. Patients will be allowed to possess up to 2 ounces of cannabis. On December 28, 2015, the New Hampshire Department of Health and Human Services began to issue Registry Identification Cards by mail to qualifying patients and designated caregivers whose applications have been approved.

State	Status	Details and Difference in Laws

NJ(3)	Medical laws passed and in effect

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

OK(3)	CBD-only medical law passed and in effect

Oklahoma law does not provide for reasonable access to CBD products for patients in these states. The current law allows for access to high CBD cannabis oil, but only for minors, and only if they have severe forms of epilepsy or other serious seizure conditions. State Question 788 will be put to voters in June 2018 and if passed would establish a regulated cultivation, processing, and dispensing medical marijuana program.

RI(3)	Medical laws passed and in effect

Medical patients must register with the Rhode Island Department of Health. Medical cannabis dispensaries are regulated by the Rhode Island Department of Health. Patients are allowed to possess 2-1/2 ounces of cannabis.

SD(3)	No medical laws passed	South Dakota will have a medical marijuana ballot initiative on the November 2018 ballot.
TN(3)	CBD-only medical law passed

Tennessee law allows a CBD-only medical cannabis study to be conducted by universities only. This study will likely not get underway as universities will not risk losing federal funding.  The state has no provisions for patients to acquire CBD.

UT(3)	CBD-only medical law passed and in effect

It is unclear if Utah patients will have reasonable access to CBD medication through colleges and universities allowed to study hemp. While Utah House Bill 105 allows registered patients the use of low-THC CBD oil, the bill did not include any provisions to legally acquire CBD oil.

VA(3)	CBD-only affirmative defense	Virginia allows qualified patients an affirmative defense for possession of CBD or THC-A oil to treat severe epilepsy.
WI(3)	CBD-only medical cannabis law in effect	Wisconsin law does not provide for reasonable access to CBD products for patients.
WV(3)	Medical laws passed	In 2017, West Virginia Senate Bill 386 passed and was signed into law. It is expected that the state’s regulatory program for access to medical marijuana will go into effect July 2018.

State	Status	Details and Difference in Laws

WY(3)	CBD laws passed	Since July 2015, Wyoming law allows the use of CBD oil to treat seizures. The law and use of CBD is limited and narrow and does not provide for in-state access.

_______________

(1)  We intend to do business in this state.

(2)  We are considering doing business in this state.

(3)  We are not considering doing business in this state.

Federal Efforts to Accommodate State Legislation

On February 14, 2014, FinCEN issued guidance under the BSA relating to FinCEN’s and the FDIC’s expectations regarding BSA compliance for cannabis-related businesses. The FinCEN guidance was issued in light of recent state initiatives to legalize certain cannabis-related activity and the related guidance by the U.S. Department of Justice (“DOJ”) concerning cannabis-related enforcement priorities as outlined in the “Ogden Memo” (October 19, 2009) and the “Cole Memos” (August 29, 2013 and February 14, 2014). As discussed in more detail below, the Ogden Memo and Cole Memos identified the eight priorities for enforcing the CSA against cannabis-related conduct. In early January 2018, U.S. Attorney General Jeff Sessions rescinded the Ogden Memo and the Cole Memos; however, the FinCEN-issued guidance from the U.S. Department of Treasury remains in effect.

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

The Ogden Memo then lists the eight priorities of enforcement set forth below. When any of the following characteristics are present, the conduct will not be in clear and unambiguous compliance with applicable state law and may indicate illegal drug trafficking activity of potential federal interest:

●	distribution to minors;
●	revenue from the sale of cannabis going to criminal enterprise, gangs, and cartels;

●	the diversion of cannabis from states where it is legal under state law in some form to other states;
●	state-authorized cannabis activity used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;
●	violence and the use of firearms in the cultivation and distribution of cannabis;
●	drugged driving and the exacerbation of other adverse public health consequences associated with cannabis use;
●	the growing of cannabis on public lands and the attendant public safety and environmental dangers posed by cannabis production on public lands; and
●	cannabis possession or use on federal property.

The first Cole Memo issued June 29, 2011, seeks to clarify and provide guidance in response to inquiries from state and local governments seeking guidance about the DOJ’s position on the enforcement of the CSA in jurisdictions that have under consideration or implemented legislation that would sanction and regulate the commercial cultivation and distribution of cannabis. This Cole Memo reinforces the Ogden Memo that the DOJ’s view “of the efficient use of limited federal resources” has not changed. However, this Cole Memo also makes it clear that the Ogden Memo was never intended to shield activities from federal enforcement action and prosecution, even when those activities purport to comply with state law. Persons that are in the business of cultivating, selling, or distributing cannabis, and those who knowingly facilitate such activities, are in violation of the CSA regardless of state law, and those engaged in transactions involving the proceeds of such an activity may also be in violation of federal money-laundering statutes and other federal financial laws. The second Cole Memo dated February 14, 2014, for the most part reiterates the government’s position outlined in the first Cole Memo as well as tying in FinCEN’s position as outlined in its guidance of the same date.

The FinCEN guidance clarifies how banks can offer services to cannabis-related businesses consistent with their BSA reporting obligations by filing suspicious activity reports (SARs) and provides three categories of SAR filings for cannabis-related business:  “marijuana limited,” “marijuana priority,” and “marijuana termination.” If a financial institution provides financial services to a cannabis-related business that it reasonably believes, based on its customer due diligence review, does not implicate one of the Cole Memos priorities or violate state law, it should file a “marijuana limited” SAR. Since the eight priorities of the Cole Memos principally deal with the illegal cultivation and distribution of cannabis and we do not engage in these activities, we anticipate that financial institutions providing financial services to us will file, if deemed required, “marijuana limited” SARs relating to our activities. In addition to our compliance with state laws and regulations, we will seek to meet FinCEN’s guidance to the extent that it indirectly affects our business, through our systems, procedures, and protocols to review customer licensing and identification procedures of customers and retail customers. Furthermore, we will, to the extent practicable as an ancillary technology company, not do business with companies that we believe may violate one or more of the eight priorities of the Cole Memo.

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

Our Compliance Strategy

We have established business and compliance protocols that we monitor regularly in an effort to assure compliance with evolving state-specific and local laws, rules, and regulations and banking regulations. We design our products in accordance with state and local regulations and banking requirements. We seek to offer services only to companies that are professionally operated and properly licensed in accordance with state and local laws. Changes in such laws, rules, and regulations, or the recall of any state or local legislation, could have a material adverse effect on our business and financial condition.

We rely on the experience and knowledge of our two founders, Brandon C. Jennewine and Daniel J. Rogers, who have previously been owners of state-licensed cannabis-related businesses in Colorado and are familiar with Colorado’s state laws and regulatory scheme and have working experience with regulatory personnel. We also retain regulatory legal counsel familiar with cannabis law to assure current knowledge of and compliance with ongoing changes in rules and regulations. In addition, we have designed technological and administrative programs and protocols to assure ongoing compliance. For all of our technology products that interact with retail customers, we document that the customers are age 21 or older. Our technology will be available only in states that have cannabis-related regulated businesses.

We rely on our technology infrastructure and due diligence reviews as a principal state law compliance tool, as documented in our systems. We also rely on our systems and procedures to assure that we deal with properly licensed growers, processors, and retailers and sell to only qualified buyers meeting identification requirements. We cannot assure that our interstate activities will not attract federal regulatory scrutiny as additional states formalize their safe access to cannabis laws and we expand our business on a state-by-state basis.

We are working only with retailers of medical or recreational sellers that are verified, through lists provided by state or local regulatory agencies, to be in good standing and allowed to conduct business in their respective states.

In Colorado and Washington, an individual is required to physically provide a valid, government-issued identification to verify he is age 21 or older to access a regulated store or retailer for either medical or recreational cannabis. The retail facility is required by state rules to have on its premises specific cameras that have resolution suitable to see the identification process to assure that the retail-cannabis facility is validating the identification. The individual verification is repeated every time a person enters a facility, irrespective of whether the individual is personally known to the operator or has previously visited the dispensary. The cost of maintaining identification compliance is borne by the state-licensed retailer and is not our expense. Our costs of maintaining our compliance systems and protocols are considered a regular operating expense that we build into our product pricing.

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

Possible Changes to Federal View

Although the DOJ has stated in the Ogden Memo and Cole Memos that it is not an efficient use of limited resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis, there is no guarantee that the DOJ’s position will not change regarding the low-priority enforcement of federal laws, including the CSA, and pursue enforcement of the federal laws. The Trump Administration, particularly Attorney General Sessions, has publicly articulated opposition to state-sanctioned cannabis use and announced a review of federal policies, practices, and regulations affecting cannabis. Recently, Attorney General Sessions rescinded a trio of memorandums from the Obama administration that had adopted a policy of noninterference with marijuana-friendly state laws. This may lead to less federal tolerance of individual state legalization initiatives and increased federal policing or regulation. We cannot predict the direction that this apparent federal initiative may take or its impact on the industry or us.

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

Should the U.S. Supreme Court rule to invalidate safe access to cannabis laws in more than 38 states and the District of Columbia, our operations would be adversely affected. However, if this should occur, we intend to repurpose our technology to non-cannabis-related businesses.

Proprietary Technology

Our Citizen Toke, BumpUp Rewards, and CannaLIMS products are based on proprietary software developed for us by our officers and third-party contractors. However, we have deemphasized BumpUp and CannaLIMS in favor of focusing our attention on Citizen Toke.

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

Research and Development

We currently offer three technology products: Citizen Toke, BumpUp Rewards (as a stand-alone product and as a white-label product), and CannaLIMS, although we have deemphasized BumpUp and CannaLIMS in favor of focusing our attention on Citizen Toke.

Going forward, we plan to develop or acquire technologies for our industry that have applications in other industries. We seek product and business opportunities that have broad reach beyond our core industry, with a focus on scalable technology applications that can be sold together or a la carte into the marketplace. Furthermore, we regularly investigate processes for improving our technology products and identifying new technologies to serve the industry.

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

Employees

As of March 23, 2018, we employ only our chief executive officer. We will require additional employees in the future. There is intense competition for capable, experienced personnel, and we cannot assure that we will be able to obtain new qualified employees when required.

Corporate History

We were formerly known as Thermal Tennis, Inc., a publicly held Nevada corporation, formed on August 25, 1999. On August 15, 2014, Thermal Tennis entered into an Agreement and Plan of Merger to combine its business and activities with CannaSys, Inc., a privately held Colorado corporation (“CannaSys-Colorado”) focused on providing services to the cannabis industry (the “Merger”). Under the terms of the merger agreement, our wholly owned subsidiary formed to effectuate the Merger was merged with and into CannaSys-Colorado, the surviving entity, which then became our wholly owned subsidiary. By operation of the Merger, which was effective August 15, 2014, all of the CannaSys-Colorado outstanding common stock was converted into a total of 300,000 shares of our common stock, which constituted 57.70% of our total issued and outstanding common stock. Our stockholders before the merger retained an aggregate of 219,904 shares of common stock. At that time, we had no outstanding options or warrants to purchase shares of common stock.

In connection with the closing of the Merger and after meeting the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Thermal Tennis changed its name to CannaSys, Inc. on November 12, 2014. We continue our operations through our wholly owned subsidiary with the same name.

Effective October 17, 2016, we completed a recapitalization consisting of a reverse-split of our outstanding common stock 20-to-one and an increase of our authorized capital to 2,005,000,000 shares: 2,000,000,000 shares of common stock and 5,000,000 shares of preferred stock. On December 7, 2017, we increased our authorized capital to 12,005,000,000 shares: 12,000,000,000 shares of common stock and 5,000,000 shares of preferred stock.

References to “us,” “we,” and “our” in this report include CannaSys, Inc., a Nevada corporation, and our subsidiaries:  CannaSys, Inc., a Colorado corporation; Dynamic Gift Cards, LLC, a Colorado limited liability company; Ceres Markets, LLC, a Colorado limited liability company; and Mile High Consulting and Branding, Inc., a Nevada corporation (51% interest).

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

We are dependent on the banking industry to support the financial functions of our products and services. Similarly, important components of our products and services depend on credit card merchant accounts and relationships, which in turn depend on banking functions. Federal and federally insured state banks currently do not serve those who grow and sell cannabis products on the stated ground that growing and selling cannabis is illegal under federal law. The Trump administration has announced that it intends to enforce the federal ban on cannabis sales. We cannot assure that our strategies and techniques for designing our products and services, which do not include cannabis, will operate effectively and efficiently and not be adversely impacted by the continuing refusal of banks to serve those who grow and sell cannabis products. A change in banking regulations, or a change in the position of the banking industry, to permit banks to serve those who grow and sell cannabis products may increase competition for us, facilitate new entrants into the industry offering products or services similar to those that we offer, or otherwise adversely affect our results of operations.

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

We have recently established several strategic alliances with other firms that we believe have developed, or have the potential to develop, complementary products and services. We have not yet had sufficient time, experience, or resources to integrate these components into a cohesive and effective business, and we may be unable to do so. Our efforts may be further complicated by additional relationships not now identified. We have now abandoned or deemphasized earlier strategic relationships and may determine to abandon or deemphasize one or more of the strategic relationships we now believe to be important; in which case, we may be unable to recover related costs previously incurred.

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

Citizen Toke and other products and services that we may develop in the future will be based on proprietary software and customer-specific data that we protect by routine measures such as password protection, confidentiality and nondisclosure agreements with employees, and similar measures. Any unauthorized access to our software or data could materially disrupt our business and result in financial loss and damages to our business reputation.

If we sustain cyber-attacks or other privacy or data security incidents that result in security breaches that disrupt our operations or result in the unintended dissemination of protected personal information or proprietary or confidential information, we could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm, and other serious negative consequences.

We routinely process, store, and transmit data in our operations, including protected personal information as well as proprietary or confidential information relating to our business or third-parties. We have programs in place to detect, contain, and respond to data security incidents and provide employee awareness training around phishing, malware, and other cyber risks to protect, to the greatest extent possible, against cyber risks and security breaches. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods, we may be unable to anticipate these techniques or implement adequate preventive measures.

Experienced computer programmers and hackers may be able to penetrate our layered security controls and misappropriate or compromise protected personal information or proprietary or confidential information, create system disruptions, or cause system shutdowns. They also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our systems or otherwise exploit any security vulnerabilities. Hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Our facilities may also be vulnerable to security incidents or security attacks; acts of vandalism or theft; coordinated attacks by activist entities; misplaced or lost data; human errors; or other similar events that could negatively affect our systems and our customer data.

The costs to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber-incident could be material. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service and loss of existing or potential customers. In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal information, proprietary information, or confidential information about us, our customers, or other third-parties could exploit our customers’ private information and expose them to the risk of financial identity theft; expose us or other third-parties to a risk of loss or misuse of this information; result in litigation and potential liability for us; damage our brand and reputation; or otherwise harm our business.

If we fail to comply with applicable privacy, security, and data laws, regulations, and standards, including those respecting third-party service providers that use protected personal information on our behalf, our business, reputation, results of operations, financial position, and cash flows could be materially and adversely affected.

The collection, maintenance, protection, use, transmission, disclosure, and disposal of protected personal information are regulated at the federal, state, international, and industry levels and requirements are imposed on us by contracts with customers. These laws, rules, and requirements are subject to change. Compliance with new privacy and security laws, regulations, and requirements may result in increased operating costs and may constrain or require us to alter our business model or operations. Internationally, many of the jurisdictions in which we may operate in the future have established their own data security and privacy legal framework with which we or our customers would have to comply. We expect that there will continue to be new proposed laws, regulations, and industry standards concerning privacy, data protection, and information security in the United States and other jurisdictions, and we cannot yet determine the impacts future laws, regulations, and standards may have on our business or the businesses of our customers. In the future, our business may also be subject to the Payment Card Industry Data Security Standard, which is a multifaceted security standard that is designed to protect credit card account data as mandated by payment card industry entities.

Noncompliance or findings of noncompliance with applicable laws, regulations, or requirements, or the occurrence of any privacy or security breach involving the misappropriation, loss, or other unauthorized disclosure of protected personal information, whether by us or by one of our third-party service providers, could have a material adverse effect on our reputation and business, including mandatory disclosure to the media, loss of existing or new customers, significant increases in the cost of managing and remediating privacy or security incidents, and material fines, penalties, and litigation awards, among other consequences, any of which could have a material and adverse effect on our results of operations, financial position, and cash flows.

Our operations would be adversely affected if we operate in states with undefined regulatory oversight or if regulations change.

We are exposed to regulatory uncertainties resulting from significant differences between the regulatory regimes of various states and uncertainties in states with undefined regulatory regimes. Regulations have only recently been adopted and are likely to change, perhaps becoming more restrictive, as states gather regulatory experience. There is little interpretative guidance or administrative experience at state regulatory agencies to provide operating guidance. We conduct business exclusively in states that have enacted formal regulatory regimes and codified laws and ordinances in which licensed cannabis-related businesses are allowed to operate. However, we cannot assure that we, or our customers, will be able to ascertain or comply with all applicable requirements.

Because each state and local jurisdiction may have significant differences in its cannabis-related laws and regulations, we cannot assure that, even with the advice of legal counsel familiar with the cannabis laws and regulatory program of a particular state, we will be able to comply with applicable laws and regulations.

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

We cannot ensure that our systems, protocols, and practices will be timely updated and modified to ensure compliance with the various, diverse, and ever-changing laws and regulatory regimes of the various states and local principalities in which we intend to operate, and failure to do so would materially and adversely affect our financial results and business operations and reputation.

New laws and regulations may be passed that would outlaw our activities.

Due to the rapidly changing rules and regulations in various markets, it is possible that our activities could be prohibited in one or more markets or that federal guidelines could be issued that would have a material adverse effect on our strategy and offerings. In addition, it is possible that the U.S. Department of Justice will decide to pursue enforcement actions against producers, sellers, and any person providing ancillary services within the cannabis industry. The Trump Administration, particularly Attorney General Sessions, has announced opposition to legalized cannabis use and the desire to revise and strengthen federal regulatory and enforcement policies and practices. Recently, Attorney General Sessions rescinded a trio of memorandums from the Obama administration that had adopted a policy of noninterference with marijuana-friendly state laws. We cannot predict the outcome of any additional review or the result of regulatory or enforcement policies or practices that may result. Our business may be adversely affected.

The apparent current growing public opinion in support of legalization may turn in support of criminalization.

While public polls continue to trend in support of legalization and decriminalization throughout the country, we cannot guarantee that this trend will continue and that public support will not wane.

We are a development-stage company with limited revenues.

We are a development-stage company with limited revenue and do not expect to generate significant revenue unless and until our product portfolio, or significant parts of it, is commercialized. We will need to raise additional capital to fund our operations, and we cannot assure that we will be successful in doing so.

We have received a going concern opinion from our auditors.

We have an accumulated deficit and have had negative cash flows from our operations. Accordingly, we have received a report from our independent auditors, in connection with our audited financial statements, that includes an explanatory paragraph describing their substantial doubt about our ability to continue as a going concern. This may negatively impact our ability to obtain additional funding or funding from external sources on terms attractive to us.

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

We will rely on our proprietary intellectual property rights to support our competitive position and protect us from unauthorized use of our intellectual property. We believe that our intellectual property rights are valid, enforceable, and valuable. However, third parties may make claims of invalidity respecting our proprietary software and intellectual property, and such claims could give rise to material costs for defense and divert resources away from our other activities. Our proprietary intellectual property is not protected by patents. If we determine to seek and ultimately obtain patents and our patents or patent applications are shown not to be as broad as initially believed or are otherwise challenged such that some or all of the protection is lost, we may suffer adverse effects from the loss of competitive advantage and our ability to offer products and technologies. As a result, there would likely be an adverse impact on our business prospects.

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

Our common stock is quoted on the Pink tier of the OTC Markets Group, Inc. under the symbol “MJTK.” The Pink tier is a decentralized market regulated by the Financial Industry Regulatory Authority in which securities are traded via an electronic quotation system, but provides significantly less liquidity than national market systems such as the NYSE. The Pink tier is the lowest tier of the three markets for over-the-counter stock provided and operated by the OTC Markets Group, Inc.

On the Pink tier, securities are traded by a network of brokers or dealers that carry inventories of securities to facilitate the buy and sell orders of investors, rather than providing the order matchmaking service seen in specialist exchanges. Pink securities include national, regional, and foreign equity issues and companies in default or financial stress, and it has no disclosure requirements. Companies quoted on the Pink tier are categorized on the basis of information provided by them. Due to the variable nature of reporting by Pink companies, they are classified based on the quality and quantity of information provided to investors as companies with current information, limited information, or no information. We are current on our filing obligations with the Securities and Exchange Commission and are classified as a company with “current information.”

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

Additionally, our common stock is subject to the Securities and Exchange Commission’s regulations for “penny stock.” Penny stock includes any equity security that is not listed on a national exchange and has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that before any nonexempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the Securities and Exchange Commission relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements disclosing recent price information for the penny stock and information of the limited market for penny stocks be sent to holders of penny stock. These requirements adversely affect the market liquidity of our common stock.

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

As of March 23, 2018, we had a number of agreements or obligations for the possible issuance of common stock that may result in dilution to investors. These include:

●	210,000 shares required for issuance upon the exercise of warrants; and

●	971.7 million shares required for issuance under our outstanding convertible notes.

The common stock to be issued on conversion of our convertible notes will be at a 50% discount to the lowest daily volume-weighted average price of our common stock for the number of consecutive trading days under the term of the respective debt instruments. Additionally, the sale, or even the possibility of the sale, of the shares of common stock underlying these commitments could have an adverse effect on the market price for our securities or on our ability to obtain future financing.

Additional issuances of stock options and warrants, convertible notes, and stock grants will cause additional substantial dilution to our stockholders.

Given our limited cash, liquidity, and revenues, it is likely that in the future, as in the past, we will issue additional warrants, stock grants, and convertible debt to finance our future business operations and acquisitions and strategic relationships. The issuance of additional shares of common stock, the exercise of warrants, and the conversion of debt to stock could cause additional dilution to our stockholders and could have further adverse effects on the market price for our securities or on our ability to obtain future financing.

Investors may suffer additional significant dilution if authorized common stock is issued.

The formula for calculating the shares to be issued in connection with conversions of our existing convertible notes—and any future convertible notes—is based on the market price of our common stock. Therefore, there effectively is no limitation on the number of shares of common stock that may be issued in connection with conversions. Since December 31, 2017, we have issued 657.9 million shares of common stock in connection with conversions pursuant to these notes. As such, holders of our common stock will experience substantial dilution of their interests to the extent that our convertible notes are converted and shares of our common stock are issued.

The amount of authorized common stock may result in management implementing anti-takeover procedures by issuing new securities.

The proportion of unissued authorized shares to issued shares could, under certain circumstances, have an anti-takeover effect, for example, by permitting issuances that would dilute the stock ownership of a person seeking to effect a change in the composition of our board of directors or contemplating a tender offer or other transaction for the combination of our company with another entity. Although, we have no current plans to issue additional stock for this purpose, management could use the additional shares that are now available or that may be available after a possible further recapitalization to resist or frustrate a third-party transaction. Generally, no stockholder approval would be necessary for the issuance of all or any portion of the additional shares of common stock unless required by law or any rules or regulations to which we are subject.

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

We have never generated a profit or declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future, even if we generate a profit. Consequently, our stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

Our stockholders may not recoup all or any portion of their investment upon our dissolution.

In the event of a liquidation, dissolution, or winding-up of our company, whether voluntary or involuntary, our net remaining assets, after paying all of our debts and liabilities, will be distributed to the holders of common stock on a pro-rata basis. We cannot assure that we will have available assets to pay to the holders of common stock any amounts upon such a liquidation, dissolution, or winding-up of our company. In this event, our stockholders could lose some or all of their investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 1350 17th Street, Suite 150, Denver, Colorado 80202. Our offices are rented on a month-to-month basis with no long-term commitment, and our rent is scalable on a per-desk or per-workstation basis. Currently, we pay $350 per month for rent.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock and Dividend Policy

Our common stock is quoted on the Pink tier of the OTC Markets Group under the trading symbol “MJTK.” Since inception, the sporadic trading activity in our common stock and the price fluctuations have been volatile, and we cannot assure that any market for our common stock will be maintained. In the future, the sale of “unregistered” and “restricted” shares of common stock pursuant to Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), by members of management or others and the conversion of promissory notes into shares of common stock may have a substantial adverse impact on the market.

The following table sets forth the range of low and high closing sale prices for our common stock, as adjusted to give retroactive effect to a 20-to-one reverse split effective October 17, 2016, for the each of the periods indicated as reported and summarized by the Pink tier of the OTC Markets Group:

	Low	High
2018:
First Quarter (through March 23)	$ 0.0006	$ 0.0035

2017:
Fourth Quarter	0.0035	0.0006
Third Quarter	0.0008	0.0280
Second Quarter	0.0013	0.0090
First Quarter	0.0018	0.0144

2016:
Fourth Quarter	0.0017	0.2780
Third Quarter	0.0300	0.3200
Second Quarter	0.1000	7.0000
First Quarter	3.0000	6.2000

On March 23, 2018, the closing price per share of our common stock on the Pink tier of the OTC Markets Group was $0.0007. We had approximately 86 stockholders of record of our common stock. As of March 23, 2018, we had 2,538,251,030 shares of our common stock issued and outstanding.

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

Recent Sales of Unregistered Securities

Subsequent to December 31, 2017, we converted $198,313 of our convertible debt into 657,916,920 shares of common stock. The issuances of these shares were made in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act for transactions not involving any public offering. The investors confirmed the foregoing and acknowledged, in writing, that the securities must be acquired and held for investment. All certificates evidencing the shares issued bear or will bear a restrictive legend. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

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

We began our cannabis industry activity with the organization of a predecessor privately held entity in late 2013. Since organization, we have focused on raising capital, creating new products, building marketing and distribution capability and channels, and pursuing complementary strategic alliances and acquisitions.

In August 2014, CannaSys, Inc., a publicly held company then called Thermal Tennis, Inc., acquired our predecessor engaged in cannabis industry-related activities as noted above in a transaction recognized as a reverse acquisition of the publicly held company by the predecessor private company. This discussion relates to the financial statements of the privately held predecessor entity for all periods before the reverse acquisition.

Results of Operations

Year Ended December 31, 2017, Compared to the Year Ended December 31, 2016

Revenue and Costs of Goods Sold

Our revenue was $113 and $66,849 for the years ended December 31, 2017 and 2016, respectively, a decrease of $66,736, or 99.83%. The decrease is attributed to a decrease in revenue from software development.

Revenue has been generated through a combination of software development and consulting services related to custom-built software. For the year ended December 31, 2016, we generated our revenue from custom software development and software licensing. For the year ended December 31, 2017, we generate a minimal amount of revenue from software sales, primarily through Citizen Toke. The reduction in revenue from 2016 to 2017 resulted primarily from a change in our business model.

Our cost of goods sold was $0 and $24,260 and for the years ended December 31, 2017 and 2016, respectively.

Operating Expenses

Stock-based compensation expense was $103,106 and $697,523 for the years ended December 31, 2017 and 2016, respectively, representing a decrease of $594,417, or 85.2%, in 2017. Stock-based compensation expense is from warrants issued to officers, consultants, and other service providers. The decrease is due to the lower stock price during the year combined with fewer shares and warrants issued in 2017 (Notes 13 and 14).

Professional fees were $297,374 and $369,212 for the years ended December 31, 2017 and 2016, respectively, representing a decrease of $71,838, or 19.5%, in 2017. The decrease in 2017, as compared to 2016, can be largely attributed to lower legal fees.

Salary and wage expense was $212,770 and $230,176 for the years ended December 31, 2017 and 2016, respectively, a decrease of $17,405, or 7.6%, in 2017. The decrease in 2017, as compared to 2016, is due to lower officer compensation.

General and administrative expense was $321,271 and $347,514 for the years ended December 31, 2017 and 2016, respectively, a decrease of $26,243, or 7.6%, in 2017. The decrease in 2017, as compared to 2016, can be attributed to lower investor relation and consulting expense.

Other Income and Expense

For the year ended December 31, 2017, we had other expense of $5,190,298, as compared to $3,245,770 for the year ended December 31, 2016. For the year ended December 31, 2017, we recorded interest expense of $25,213, compared to $46,094 for the prior year, and an impairment loss on investment of $0, as compared to $1,049,475 for the prior year. In addition, as a result of convertible promissory notes, we recorded interest expense on debt discount of $915,478, compared to $612,679 for the prior year, and a loss on the issuance of convertible debt of $2,939,837, compared to $1,214,985 for the prior year. In the current year we also had an added noncash expense of $1,155,793 for the increased valuation of preferred stock.

Net Loss

For the year ended December 31, 2017, we had a net loss of $6,124,706, compared to a net loss of $4,847,606 in the prior year, an increase of $1,277,100, or 26.9%, in 2017. This increase is the direct result of the other noncash expense discussed above.

Liquidity and Capital Resources

During the year ended December 31, 2017, we used cash of $740,741 in operating activities, as compared to $457,380 for the year ended December 31, 2016. We used cash of $25,000 in investing activities during the year ended December 31, 2017, as compared to using no cash during the year ended December 31, 2016. Financing activities provided cash of $771,307 during the year ended December 31, 2017, as compared to providing cash of $456,750 during the year ended December 31, 2016.

Our current business expenses average approximately $35,000 per month, excluding capital expenditures specific to new product launches. We continue to focus on reducing our nonessential monthly business expenses through cost reductions and operational streamlining. Currently, we do not have enough cash on hand to sustain our business operations and, alongside expected revenue, we expect to access external capital resources in the near future. At the moment, we are seeing increased product adoption across our business lines, but we cannot assure that this will continue.

We anticipate also accessing the capital markets in order to fund further product development, as well as expand product offerings to include future versions of products and possible acquisitions of ancillary products and services. To the extent that funding is available, we have budgeted $550,000 for capital expenditures and other costs during the next 12 months, consisting of $200,000 for product development and marketing, $250,000 for debt retirement (and, if necessary, to provide for refinancing or extensions of our existing debt, including principal and any interest due under the terms of our current financing agreements with our capital partners), and $100,000 for legal, audit and accounting expenses. We may seek additional debt financing, although we cannot guarantee what structures our sources of financing may choose in the future, and there is no guarantee we will be able to secure additional funding. In addition, the vast majority of our debt is convertible into common stock, in which case we will not have to retire it; the investors are able to convert the debt into our shares. If we were to retire all of our outstanding debt, including the convertible promissory notes, and pay the maximum potential interest due, we would need to budget approximately $848,000.

We anticipate that we will fund a portion of these costs from projected revenues, proceeds from the sale of equity, and other potential sources. It is possible that additional external cash will be required during the next 12 months, particularly if we seek to develop new products, fund new strategic relationships, or enter new markets not now anticipated or if projected revenues are not realized.

Our efforts are focused on increasing revenue while we explore external funding alternatives as our current cash is insufficient to fund operations for the next 12 months. Although our independent auditors have expressed substantial doubt about our ability to continue as a going concern, we feel that our revenue and capital-raising alternatives and potential are sufficient for our business to continue as a going concern. However, in order to expand our product offerings, we expect that we will require additional investments and revenue.

As we continue to develop new products and identify specific commercialization opportunities, we will focus on those product markets and opportunities for which we might be able to get external funding through joint venture agreements, strategic partnerships, or other direct investments.

Off Balance Sheet Arrangements

As of December 31, 2017, there were no off balance sheet arrangements.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to our December 31, 2017, financial statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure that actual results will not differ from those estimates.

Stock-based Compensation

We account for equity-based transactions with nonemployees under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 505-50, Equity-Based Payments to Non-Employees. ASC 505-50 establishes that equity-based payment transactions with nonemployees will be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

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

We adopted ASC 740-10-25, Income Taxes—Recognition, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740-10-25 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of ASC 740-10-25.

We have evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act and made adjustments for the period of enactment.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017, and should be applied prospectively on or after the effective date. We are in the process of evaluating the impact of this accounting standard update on our financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We are in the process of evaluating the impact of this accounting standard update on our financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We are in the process of evaluating the impact of this accounting standard update on our statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. We are in the process of evaluating the impact of this accounting standard update on our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. We are in the process of evaluating the impact of this accounting standard update on our financial statements.

In May 2014, August 2015, April 2016, and May 2016, the FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606), ASU 2015-14—Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08—Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2015-14—Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12—Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, to guide accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. These updates also require entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. This standard may be applied to the process of assessing the impact, if any, on our financial statements.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer (whom we refer to in this periodic report as our Certifying Officer) as appropriate to allow for timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2017, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective to provide reasonable assurance as of December 31, 2017, because certain deficiencies involving internal controls constituted material weaknesses, as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017.

As of December 31, 2017, management identified the following material weaknesses:

•Control Environment—We did not maintain an effective control environment for internal control over financial reporting.

•Segregation of Duties—As a result of limited resources and staff, we did not maintain proper segregation of incompatible duties. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

•Entity Level Controls—We failed to maintain certain entity-level controls as defined by the 2013 framework issued by COSO. Specifically, our lack of staff does not allow us to effectively maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to lack of adequate staff with such expertise.

•Access to Cash—One executive had the ability to transfer from our bank accounts.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of fiscal year 2017 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

General

Our amended and restated articles of incorporation provide that the number of directors on our board will not be less than one or more than nine. Our board currently consists of four directors. The term of office of each director expires at the next annual meeting of the stockholders and when his respective successor is elected and has qualified. In lieu of an annual meeting in 2017, the stockholders by majority written consent on September 20, 2017, reelected Brandon C. Jennewine, Daniel J. Rogers, and Michael A. Tew and ratified the appointment of Patrick G. Burke and Benjamin Tyson to our board of directors, each to serve until his successor is elected and qualified. On February 23, 2018, Patrick Burke resigned from his officer position and as our director. It is anticipated that the next annual meeting of stockholders will be held in September 2018. Our officers serve at the pleasure of the board of directors.

Executives and Directors

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Director Since	Position

Michael A. Tew(1)	37	2015	Chief Executive Officer, Chief Financial Officer, Director
Brandon C. Jennewine	43	2014	Chairman
Daniel J. Rogers	42	2014	Director
Patrick J. Burke(2)	26	2017	Former Chief Executive Officer, Chief Financial Officer, Director
Benjamin Tyson	30	2017	Director

__________

(1)From July 1, 2015, until July 1, 2017, Mr. Tew served on our board of directors and as our chief executive officer, chief financial officer, and corporate secretary. On July 1, 2017, Mr. Tew resigned his positions of chief executive officer, chief financial officer, and corporate secretary, but continued as a director. On December 29, 2017, we reengaged Mr. Tew to serve as our chief executive officer and chief financial officer.

(2)From November 2016 to July 1, 2017, Mr. Burke served as our chief operating officer. On July 1, 2017, Mr. Burke was engaged to serve as chief executive officer, chief financial officer, and corporate secretary and elected to the board of directors. On December 29, 2017, Mr. Burke resigned chief executive officer and chief financial officer, but remained as our president corporate secretary as our However, on February 23, 2018, Mr. Burke resigned from all positions.

Michael A. Tew

Michael A. Tew serves as our chief executive officer, chief financial officer, and corporate secretary, and has been a member of our board of directors since July 1, 2015. Mr. Tew’s years of experience in corporate finance, venture capital, business management, and capital markets enhance the composition of our board. From 1999 until September 2003, Mr. Tew was an analyst and Vice President at Bear, Stearns & Co., Inc. In September 2003, Mr. Tew co-founded CapitalHQ, LLC, New York, New York, an advisory and consulting firm for high-level executives. In April 2008, Mr. Tew co-founded SPAC Research Partners, LLC, Palo Alto, CA, an advisory firm providing research and transaction support for special purpose acquisition companies. Mr. Tew managed the company through December 2009. From January 2008 to his current employment with us, Mr. Tew was founder and principal of Sand Hill, LLC, initially in San Francisco and then in New York, New York. Sand Hill is a consultancy advising family offices, private equity organizations, and entrepreneurs on value-creating transactions in private and public markets. In 1999 and 2000, Mr. Tew attended an independent, collaborative European business management program that included studies at Groupe HEC business school (Paris, France), Bocconi University (Milan, Italy), and Wirtschaftsuniverstat Wien (Vienna University of Economics and Business, Vienna, Austria). Mr. Tew graduated with a bachelor degree in finance and international business from New York University in 2001 and in 2014 obtained an executive MBA in finance and management from New York University.

Brandon C. Jennewine

Brandon Jennewine, with Daniel J. Rogers, founded our company in 2014. Effective July 1, 2015, Mr. Jennewine resigned as our chief executive officer and now serves as our chairman of our board of directors. He is currently working as an independent IT consultant in software architecture and development. Mr. Jennewine’s years of experience as an architect and developer with leadership roles in technology companies provide a unique perspective from our board of directors. In July 2009, he co-founded with Daniel J. Rogers, Greenwerkz, LLC, later converted to Greenwerkz, Inc., a cannabis dispensary located in Denver, Colorado, having three retail locations and two production facilities. Mr. Jennewine helped orchestrate exist of the four Greenwerkz partners through a buyout by the sole remaining partner in February 2014, while simultaneously starting CannaSys-Colorado and managing, as chief executive officer, TK Health, LLC, an information technology consultancy based in Castle Rock, Colorado. TK Health, LLC, was formed in March 2010 to provide custom software programming for the e-healthcare and finance sectors. Prior to the cannabis business, he worked primarily in solutions in the e-prescribing, medical, and financial segments, acting as a software architect for SureScripts, LLC, an e-prescribing network based in Alexandria, Virginia, from July 2007 to February 2010, and as chief technology officer for Liver Research Institute, working under a grant from Roche Pharmaceuticals, from 2005 to 2006. Mr. Jennewine graduated with a bachelor of science in electrical engineering from Colorado State University.

Daniel J. Rogers

Daniel J. Rogers, an original founder of our company, now serves as a consultant and a member of our board of directors. Mr. Rogers’ years of banking experience, with a specialization in business development risk management, and his current involvement with organized movements for legalization are invaluable to our board. Mr. Rogers currently serves as Chief Operating Officer for Chestnut Tree Hill Farm, a medical cannabis license holder in the state of Florida. Mr. Rogers began serving on the board of directors of Grow Condos, Inc., on October 21, 2014. Grow Condos, a publicly traded company, is a real estate purchaser, developer, and manager of specific-use industrial properties providing “condominium” style, turn-key grow facilities to support cannabis farmers. In July 2009, he co-founded with Brandon C. Jennewine, Greenwerkz, Inc., where he was chief financial officer and managing member. Until March 2014, Mr. Rogers also served as Chairman of the Banking/Finance Subcommittee for Medical Marijuana Industry Group, Denver, Colorado, a government relations organization, that he and Mr. Jennewine helped form in 2010. Mr. Rogers obtained his bachelor’s degree in finance in 1997 from Fort Lewis College, Durango, Colorado, and later completed NationsBank / Bank of America’s Management Associate Program, a six-month training program for corporate risk management. Mr. Rogers later served as a vice-president for Bank of America’s Global Corporate & Investment Bank Commercial Real Estate Group located in Denver, Colorado, from 1998 to 2005, and later served as finance manager for Panattoni Development Company in Denver, Colorado, and Toronto, Ontario, Canada, from 2005 until February 2009.

Benjamin Tyson

Benjamin Tyson was elected to our board in September 2017. He is also the founder, managing member, and chief executive officer of the Beta Killers laboratory, an innovation and prototype center focusing on high-impact technology since November 2014 to the present. We acquired the initial version of our Citizen Toke application from Beta Killers LLC, Wheat Ridge, Colorado, in August 2016. In September 2012, he founded, and acted as chief executive officer, of Mflip, a digital marketing and SMS deployment framework, Arvada, Colorado. A tireless tinkerer, talented front-end architect, and disruptive serial entrepreneur, Mr. Tyson was inducted in 2009 as the youngest-ever member of the prestigious Pipeline Entrepreneurial Fellowship for pioneering a groundbreaking geo-spatial-temporal mapping technology in collaboration with the Google Earth core system. Mr. Tyson is a valuable asset to board for many reasons, including the facts that he specializes in emerging markets that include SMS, cannabis, virtual/augmented reality, and blockchain and founded our principal technology. Through Beta Killers, he has founded numerous tech start-ups, including Citizen Toke, Kushmoji, DenVR, Brash, and Kryptico. Additionally, Mr. Tyson has taught early-stage entrepreneurship at several accelerators and is a frequent keynote speaker on lecture circuits in the Midwest. At Wichita State University, where he studied entrepreneurship, classical history, and archaeology, he was a leader of the Emory Lundquist Honors in Academics program.

Patrick G. Burke—Patrick G. Burke served as our chief executive officer, chief financial officer, secretary, and a member of our board of directors from July 1 through December 29, 2017. Mr. Burke was our chief operating officer from November 1, 2016, through June 30, 2017. After joining our company, Mr. Burke was primarily focused on supplying the market with new technological features through a marketing platform for dispensaries and customers known as Citizen Toke. Since January 2015, Mr. Burke has been a team leader for a market research consulting group at the Penn State Fund for Innovation, in State College, Pennsylvania. From May 2015 to May 2016, he was associated with Buhv Designs of Denver, Colorado, in website design, business development, and technology implementation analysis. For the past few years, he also has been working on digital marketing strategies, market plans, and market research for personal proprietary business opportunities. Mr. Burke earned an MBA in May 2016 in marketing, entrepreneurship, and leadership from Penn State Smeal College of Business and a BS in chemical engineering from the University of Colorado Boulder, College of Engineering and Applied Science.

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

Based solely upon a review of Forms 3, 4, and 5 and amendments thereto filed with the Securities and Exchange Commission during or respecting the last fiscal year ended December 31, 2017, no person that, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of our equity securities, or known to be subject to Section 16 of the Exchange Act, failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act, except: (i) Patrick G. Burke failed to timely report the issuance of 100,000 shares of common stock on February 10, 2017, and 50,000 shares on August 28, 2017, and a restricted stock grant of 2,250,000 shares of common stock, to vest over one year, with one-fourth of the grant (562,500 shares) to vest on the last day of each calendar quarter, beginning on June 30, 2017, until fully vested. Mr. Burke failed to report the subsequent restricted stock grant of 8,000,000 shares of common stock, to vest as follows: 4,000,000 shares on execution, 2,000,000 shares on April 30, 2018, and 2,000,000 shares on September 1, 2018, all to be forfeited upon termination of employment. (ii) Benjamin Tyson failed to include 12,500 shares of common stock awarded pursuant to a grant of restricted stock in August 2016 in his Form 3.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including our executive officers, a copy of which is included as an exhibit to this report.

Corporate Governance

We promote accountability for adherence to honest and ethical conduct; endeavor to provide full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with the Securities and Exchange Commission and in other public communications we make; and strive to be compliant with applicable governmental laws, rules, and regulations.

In lieu of an audit committee, our board of directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results, and effectiveness of the annual audit of our financial statements and other services provided by our independent public accountants. Our board of directors reviews our internal accounting controls, practices, and policies.

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

In lieu of an annual meeting in 2017, the stockholders by majority written consent on September 20, 2017, reelected Brandon C. Jennewine, Daniel J. Rogers, and Michael A. Tew and ratified the appointment of Patrick G. Burke and Benjamin Tyson to our board of directors, each to serve until his successor is elected and qualified. It is anticipated that the next annual meeting of stockholders will be held in September 2018.

ITEM 11. EXECUTIVE COMPENSATION

2017 Summary Compensation Table

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

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Warrant Awards	Non Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)(1)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)	(j)
Michael A. Tew(2)	2017	159,825	22,175	2,400	--	--	--	--	12,847	197,247
Chief Executive Officer	2016	117,017	--	--	--	--	--	--	11,076	128,093
Chief Financial Officer

Patrick J. Burke(3)	2017	50,500	5,000	6,006	--	--	--	--	2.457	63,963
Chief Operating Officer	2016	5,000	--	--	--	--	--	--	--	5,000

(1)Comprised of health insurance premiums.

(2)Mr. Tew served as our chief executive officer from July 1, 2015 through June 30, 2017, and from December 29, 2017, to the present date.

(3)Mr. Burke served as our chief operating officer from November 1, 2016, through June 30, 2017, and as our chief executive officer and chief financial officer from July 1, 2017, through December 29, 2017.

Stock Option Plan

We have not adopted a stock option plan.

Employment Agreements

We have entered into employment agreements with the following employees:

•Michael A. Tew–We entered into an employment agreement effective July 1, 2015, with Michael A. Tew, to serve as our chief executive officer, chief financial officer, and a director. Under the agreement, we were obligated to pay Mr. Tew a base salary of $168,000 for the initial one-year term, plus a bonus as determined by our board of directors, and provide medical insurance benefits. On December 31, 2015, Mr. Tew’s employment agreement was amended to cancel the stock grants that were issued, and in exchange therefor, we granted to Mr. Tew warrants to purchase 150,000 shares of our common stock, which were vested as of June 30, 2017.

On July 1, 2017, Michael Tew resigned as chief executive officer, chief financial officer, and corporate secretary, but continued to serve as a director. Mr. Tew’s employment agreement was terminated, and he entered into a consulting agreement and a separation and mutual release agreement with us. In connection therewith, we issued to Mr. Tew a promissory note in the amount of $44,380 for his past-due compensation and severance payment.

On December 29, 2017, we entered into an executive employment agreement with Mr. Tew to reengage his services as chief executive officer and chief financial officer for a term of one year, with automatic renewal for successive one-year terms at each anniversary date, unless terminated. Mr. Tew’s annual base salary is $120,000. Mr. Tew continues to serve on our board of directors.

•Brandon C. Jennewine–On March 22, 2016, Mr. Jennewine terminated his employment agreement and resigned as our chief technology officer, but continues to serve as chairman of our board of directors.

•Patrick J. Burke—On November 1, 2016, we entered into an agreement with Patrick G. Burke to serve as our chief operating officer for a term of six months, unless mutually extended by the parties. Mr. Burke’s compensation consisted of $5,000 per month and 150,000 shares of common stock, to be issued as follows: 50,000 shares at signing, 50,000 shares on January 1, 2017, and 50,000 shares on March 1, 2017.

On July 1, 2017, Mr. Burke was elected to our board of directors and we entered into an executive employment agreement to engage his services as chief executive officer, chief financial officer, and corporate secretary for a term of one year, with automatic renewal for successive one-year terms at each anniversary date, unless terminated. Mr. Burke’s compensation consisted of an annual base salary of $84,000. We also entered into a grant of restricted stock for 2,250,000 shares of common stock, to vest in equal quarterly increments over a one-year period.

On December 29, 2017, Mr. Burke resigned as our chief executive officer and chief financial officer, but continued to serve as our president, treasurer, secretary, and director, and we entered into an amended and restated executive employment agreement with him to serve as our chief operations officer for an annual base salary of $84,000. We also entered into a grant of restricted stock for 8,000,000 shares of common stock, to vest over nine months.

On February 23, 2018, Mr. Burke resigned from all positions and we entered into a termination, settlement, and mutual release agreement, cancellation of grant of restricted stock, promissory note, and amendment to promissory note to provide the terms of Mr. Burke’s termination and resignation and payment of our obligation for severance pursuant to his employment agreement.

We reimburse employees for their out-of-pocket costs in connection with their activities on our behalf.

Director Compensation

We currently do not have compensation agreements with any of our directors who are not employees; however:

•On December 24, 2015, we issued to David H. Wollins a warrant to purchase 7,500 shares of our common stock. However, on March 22, 2016, Mr. Wollins resigned from our board of directors, and the warrant was canceled for the remaining 5,625 shares.

•On December 24, 2015, we issued to Daniel J. Rogers a warrant to purchase 12,500 shares of our common stock at $1.00 per share as director compensation.

•On September 20, 2017, we issued 500,000 shares of Series A Preferred Stock to each of our directors in consideration of their future service on our board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 23, 2018, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers and directors; and (iii) our directors and Named Executive Officers as a group, based on 2,538,251,030 shares of common stock outstanding, 2,500,000 shares of Series A Preferred Stock outstanding, and 2,000,000 shares of Series B Preferred Stock outstanding. Except as otherwise indicated, each stockholder listed below has sole voting and investment power over the shares beneficially owned:

					Beneficial Common
			Voting Power		Stock Ownership
Name and Address	Nature of		Number of		Number
of Beneficial Owner(1)(2)	Ownership	Number	Votes	Percent(3)	of Shares	Percent

Principal Stockholder:
Beta Killers LLC(4)	Series B Preferred(5)	2,000,000	2,000,000,000	41.8%	2,000,000	*

Directors:
Brandon C. Jennewine	Series A Preferred(6)	500,000	50,000,000	1.0	2,000,000	*
	Common Stock(7)	75,750	75,750	*	75,750	*
	Warrants	25,000	25,000	*	25,000	*
		600,750	50,100,750	1.0	2,100,750	*

Daniel J. Rogers	Series A Preferred(6)	500,000	50,000,000	1.0	2,000,000	*
	Common Stock	20,000	20,000	*	20,000	*
	Warrants	12,500	12,500	*	12,500	*
		532,500	50,032,500	1.0	2,032,500	*

Michael A. Tew	Series A Preferred(6)	500,000	50,000,000	1.0	2,000,000	*
	Warrants	150,000	150,000	*	150,000	*
		650,000	50,150,000	1.0	2,150,000	*

Patrick G. Burke(8)	Series A Preferred(6)	500,000	50,000,000	1.0	2,000,000	*
	Common Stock(9)	1,837,500	1,837,500	*	1,837,500	*
		2,337,500	52,400,000	1.1	2,150,000	*

Benjamin Tyson	Series A Preferred(6)	500,000	50,000,000	1.0	2,000,000	*
	Series B Preferred(4)(5)	2,000,000	2,000,000,000	41.8	2,000,000	*
	Common Stock(10)	12,500	12,500	*	12,500	*
		2,512,500	2,050,012,500	42.8	4,012,500	*

All Executive Officers	Series A Preferred(6)	2,500,000	250,000,000	5.2	10,000,000	*
and Directors as a	Series B Preferred(5)	2,000,000	2,000,000,000	41.8	2,000,000	*
Group (5 persons)	Common Stock	1,945,750	1,945,750	*	1,945,750	*
	Warrants	187,500	187,500	*	187,500	*
		6,633,250	2,252,133,250	47.0%	14,133,250	*

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

(4)   These securities are beneficially owned by our director Benjamin Tyson, who is the managing member of Beta Killers LLC and has sole voting control of these shares.

(5)   Each share of Series B Preferred Stock is entitled to 1,000 votes on all matters submitted to a vote of the stockholders and converts at one share of fully paid and nonassessable common stock for each share of Series B Preferred Stock.

(6)   Each share of Series A Preferred Stock is entitled to 100 votes on all matters submitted to a vote of the stockholders and converts at four shares of fully paid and nonassessable common stock for each share of Series A Preferred Stock.

(7)   These securities are beneficially owned by Brandon C. Jennewine, the sole owner of F-squared Enterprises, LLC.

(8)   Patrick Burke resigned all positions as of February, 23, 2018, but has been included in this table because he was a named executive officer.

(9)   Includes 1,687,500 shares of common stock that vested pursuant to a grant of restricted stock dated July 1, 2017.

(10) Includes 12,500 shares of common stock that vested pursuant to a grant of restricted stock dated August 10, 2016.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of the acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

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

On August 10, 2016, we entered into an Asset Purchase Agreement and a General Assignment and Bill of Sale, with Beta Killers LLC, a Colorado limited liability company, whereby we acquired the assets comprising the current version of the Citizen Toke application, including all Intellectual Property (as defined in the agreement), code, and other intangibles and related documentation associated with Citizen Toke. As part of this transaction, we engaged Benjamin Tyson, the chief executive officer of Beta Killers, as an adviser for an initial two-year term pursuant to an Advisory Engagement Agreement and issued to him a Grant of Restricted Stock for 12,500 shares of our common stock, to vest over 12 months in accordance with the schedule set forth in the stock grant.

On November 1, 2016, we entered into an agreement to hire Patrick G. Burke to serve as our chief operating officer for a term of six months. Mr. Burke’s compensation in this position consisted of $5,000 per month and 150,000 shares of our common stock.

On December 22, 2016, we entered into an amendment to share exchange agreement with MHB, Inc., under which: (a) MHB cancelled 9,985,000 MHB shares issued to us under the exchange agreement; (b) we cancelled 485,000 of our post-split shares issued to MHB under the exchange agreement; (c) the Gross Revenue Assignment between the parties was terminated and section 2.04 of the exchange agreement was deleted in its entirety; and (d) the parties confirmed that the $7,500 payment from MHB to us was for fees as originally contemplated under the exchange agreement. As amended, each party now owns 15,000 shares of the other party’s common stock. Subsequent to this transaction, MHB transferred our shares to its several stockholders.

On July 1, 2017, we entered into an executive employment agreement with Patrick G. Burke to serve as our chief executive officer, chief financial officer, and corporate secretary for a term of one year, with automatic renewals, unless terminated. Mr. Burke’s compensation in this position consisted of an annual base salary of $84,000. In connection therewith, Mr. Burke was awarded 2,250,000 shares of our common stock, to vest in equal quarterly increments over a one-year period, of which 1,787,500 shares of common stock vested before its cancellation. Mr. Burke was also appointed to our board of directors, to serve until his successor was elected and qualified. Pursuant to the terms of his employment agreement, we incurred his health care expenses. During 2017, Mr. Burke was awarded a compensation bonus in the amount of $5,000.

Effective July 1, 2017, Michael Tew resigned as our chief executive officer, chief financial officer, and corporate secretary, his employment agreement was terminated, and he entered into a consulting agreement and a separation and mutual release agreement with us. Mr. Tew continued to serve as a director. In connection therewith, we issued to Mr. Tew a promissory note in the amount of $44,380 for his past-due compensation and severance, which was paid in full on September 11, 2017. During fiscal year 2017, we paid the following to Mr. Tew: salary of $84,000, severance of $28,000, consulting fees of $20,000, compensation expense of $22,174, advertising expense of $10,000, medical of $3,600, plus $10,000 to Kimberley Tew, his wife, which aggregate $177,774. In addition, we paid unpaid salary of $50,930 for the prior year in full during fiscal year 2017.

On September 9, 2017, we issued a promissory note to Patrick G. Burke, for $28,000 for unpaid compensation. The note is unsecured, bears interest at 1% per annum, and is due December 31, 2017. As of December 31, 2017, $28,000 and $87 of principal and interest, respectively, are due on this note. This note was amended subsequent to December 31, 2107, and the maturity date was extended to September 30, 2018.

On September 11, 2017, our board appointed Ben Tyson, founder of Beta Killers LLC, as one of our directors, to serve until his successor is elected and qualified.

On September 11, 2017, we issued a promissory note to Daniel J. Rogers, our director, for $6,225 for unpaid compensation and expenses. The note is unsecured, bears interest at 1% per annum, and is due December 31, 2017. This note is currently in default. As of December 31, 2017, $4,225 and $13 of principal and interest, respectively, are due on this note.

On September 11, 2017, we issued a promissory note to Brandon C. Jennewine, our chairman, for $82,001 for unpaid compensation and expenses. The note is unsecured, bears interest at 1% per annum, and is due December 31, 2017. This note is currently in default. As of December 31, 2017, $82,001 and $249 of principal and interest, respectively, are due on this note.

On September 20, 2017, we issued 2,000,000 shares of Series B Preferred Stock to Beta Killers LLC, as consideration for and in exchange of its agreement to waive our prior defaults, forgiveness of $42,000 of accounts payable, release us from our obligations under the asset purchase agreement and related agreements, and enter into an additional statement of work under our master services agreement. Our director Ben Tyson is also managing member and chief executive officer of Beta Killers LLC. During the fiscal year 2017, we incurred a total of $50,000 of consulting expenses to Beta Killers under Work Statement No. 2.

On September 20, 2017, we issued 500,000 shares of Series A Preferred Stock to each of our directors in consideration of their future service on our board.

On December 29, 2017, we entered into an executive employment agreement with Michael A. Tew to reengage his services as chief executive officer and chief financial officer for a term of one year, with automatic renewal for successive one-year terms at each anniversary date, unless terminated. Mr. Tew’s annual base salary is $120,000. Mr. Tew continues to serve on our board of directors.

On December 29, 2017, Patrick G. Burke resigned as our chief executive officer and chief financial officer but continued to serve as our president, treasurer, secretary, and director. For that reason, we entered into an amended and restated executive employment agreement with him to serve as our chief operations officer for an annual base salary of $84,000. We also entered into a grant of restricted stock for 8,000,000 shares of common stock, to vest over nine months.

On February 23, 2018, Patrick G. Burke resigned from all positions, and we entered into a termination, settlement, and mutual release agreement, cancellation of grant of restricted stock, promissory note, and amendment to promissory note to provide the terms of Mr. Burke’s termination and resignation and payment of our obligation for severance pursuant to his employment agreement.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For our fiscal year ended December 31, 2017, we incurred fees of $50,000 for professional services rendered for the audit and reviews of our consolidated financial statements. For our fiscal year ended December 31, 2016, we incurred fees of $45,000 for professional services rendered for the audit and reviews of our consolidated financial statements.

Audit Related Fees

For our fiscal years ended December 31, 2017 and 2016, we did not incur any audit-related fees.

Tax Fees

For our fiscal years ended December 31, 2017 and 2016, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2017 and 2016.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report or incorporated herein by reference.

1.Financial Statements. See the following beginning at page F-1:

Page

Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2017 and 2016	F-3
Statements of Operations for the Years Ended
December 31, 2017 and 2016	F-4
Statements of Cash Flows for the Years Ended
December 31, 2017 and 2016	F-5
Statement of Stockholders’ Equity for the Years
Ended December 31, 2017 and 2016	F-6
Notes to the Financial Statements	F-7

2.Supplemental Schedules. The supplemental schedules have been omitted because they are not applicable or the required information is otherwise included in the accompanying consolidated financial statements and the notes thereto.

3.Exhibits. The following exhibits are included as part of this report:

Exhibit Number*	Title of Document	Location

Item 3	Articles of Incorporation and Bylaws
3.01	Amended and Restated Articles of Incorporation, filed November 12, 2014	Incorporated by reference from a Current Report on Form 8-K filed November 12, 2014

3.02	Bylaws	Incorporated by reference from the Registration Statement on Form S1 filed May 13, 2008

3.03	Certificate of Designation	Incorporated by reference from current report on Form 8-K filed August 2, 2016

3.04	Certificate of Amendment filed September 22, 2016	Incorporated by reference from Definitive Information Statement on Schedule 14C filed September 6, 2016

Exhibit Number*	Title of Document	Location

3.05	Bylaws (amended and restated March 13, 2017)	Incorporated by reference from current report on Form 8-K filed April 27, 2017

3.06	Amendment to Certificate of Designation after Issuance of Class of Series	Incorporated by reference from current report on Form 8-K filed September 19, 2017

3.07	Certificate of Designation	Incorporated by reference from current report on Form 8-K filed September 19, 2017

3.08	Second Amendment to Amended and Restated Articles of Incorporation of CannaSys, Inc.	Incorporated by reference from current report on Form 8-K filed December 8, 2017

Item 4	Instruments Defining the Rights of Security Holders, including indentures
4.01	Common Stock Specimen	This filing.

Item 10	Material Contracts
10.21	Equity Purchase Agreement between CannaSys, Inc. and Kodiak Investment Group, LLC, dated December 15, 2015	Incorporated by reference from the Current Report on Form 8-K filed December 22, 2015

10.30	CannaSys, Inc. Warrant for the Purchase of 1,500,000 Shares of Common Stock, Par Value $0.001, issued to Michael A. Tew, effective December 24, 2015**	Incorporated by reference from the Current Report on Form 8-K filed January 6, 2016

10.31	CannaSys, Inc. Warrant for the Purchase of 1,500,000 Shares of Common Stock, Par Value $0.001, issued to Michael A. Tew, effective December 24, 2015**	Incorporated by reference from the Current Report on Form 8-K filed January 6, 2016

10.32	CannaSys, Inc. Warrant for the Purchase of 500,000 Shares of Common Stock, Par Value $0.001, issued to Brandon Jennewine, effective December 24, 2015**	Incorporated by reference from the Current Report on Form 8-K filed January 6, 2016

10.33	CannaSys, Inc. Warrant for the Purchase of 250,000 Shares of Common Stock, Par Value $0.001, issued to Daniel J. Rogers, effective December 24, 2015**	Incorporated by reference from the Current Report on Form 8-K filed January 6, 2016

10.35	Amendment to 10% Convertible Note and Securities Purchase Agreement dated February 9, 2016	Incorporated by reference from the Current Report on Form 8-K filed February 12, 2016

Exhibit Number*	Title of Document	Location

10.36	Securities Purchase Agreement between CannaSys, Inc., and Kodiak Capital Group, LLC, dated March 18, 2016, including exhibits	Incorporated by reference from the Current Report on Form 8-K filed March 25, 2016

10.37

Agreement of Termination, Compromise, Settlement and Mutual Release of Claims among CannaSys, Inc., Luvbuds, LLC, Brett Harris, and Tag Distributing LLC, doing business as Consigliere Inc. effective March 31, 2016

Incorporated by reference from the Current Report on Form 8-K filed April 5, 2016

10.38	Amendment No. 2 to Transaction Documents dated April 27, 2016	Incorporated by reference from the Current Report on Form 8-K filed April 27, 2016

10.39	Convertible Promissory Note for $50,000 to Blackbridge Capital, LLC, dated April 27, 2016	Incorporated by reference from the Current Report on Form 8-K filed May 11, 2016

10.40	Assignment and Assumption Agreement between Jeff Holmes and Blackbridge Capital, LLC, dated April 27, 2016	Incorporated by reference from the Current Report on Form 8-K filed May 11, 2016

10.41	Loan Agreement between Jeff Holmes and CannaSys, Inc. dated April 27, 2016, with exhibits	Incorporated by reference from the Current Report on Form 8-K filed May 11, 2016

10.42	Amendment No. 1 to 10% Convertible Promissory Note of CannaSys, dated May 23, 2016	Incorporated by reference from the Current Report on Form 8-K filed May 25, 2016

10.43	Grant of Restricted Stock to Tangiers Investment Group, LLC, dated May 23, 2016	Incorporated by reference from the Current Report on Form 8-K filed May 25, 2016

10.44	Second Amended and Restated Promissory Note for $50,000 to Kodiak Capital Group, LLC, issued May 23, 2016	Incorporated by reference from the Current Report on Form 8-K filed June 9, 2016

10.45	Amendment No. 1 to Transaction Documents among CannaSys, Inc., Kodiak Capital Group, LLC, and B44, LLC, fully executed on May 25, 2016	Incorporated by reference from the Current Report on Form 8-K filed June 9, 2016

Exhibit Number*	Title of Document	Location

10.46	Securities Purchase Agreement between CannaSys, Inc. and EMA Financial, LLC, dated May 5, 2016	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed August 18, 2016

10.47	12% Convertible Note in the Principal Amount of $53,500, issued May 5, 2016, to EMA Financial, LLC	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed August 18, 2016

10.48	Securities Purchase Agreement between CannaSys, Inc. and Black Forest Capital, LLC, dated May 31, 2016	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed August 18, 2016

10.49	Convertible Promissory Note in the Amount of $30,000 Payable to Black Forest Capital, LLC	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed August 18, 2016

10.50	Note Purchase and Assignment Agreement	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed August 18, 2016

10.51	Replacement Convertible Promissory Note	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed August 18, 2016

10.52	Stockholders’ Agreement among Mile High Consulting and Branding, Inc., CannaSys, Inc., and MHB, Inc. d/b/a Mile High Brands effective May 31, 2016	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed August 18, 2016

10.53	First Amendment to 8% Convertible Redeemable Notes executed July 12, 2016	Incorporated by reference from current report on Form 8-K filed July 26, 2016

10.54	Securities Purchase Agreement between CannaSys, Inc. and Auctus Fund LLC, dated July 20, 2016	Incorporated by reference from current report on Form 8-K filed July 27, 2016

10.55	Convertible Promissory Note in the amount of $45,750 Payable to Auctus Fund, LLC	Incorporated by reference from current report on Form 8-K filed July 27, 2016

Exhibit Number*	Title of Document	Location

10.56	Share Exchange Agreement between CannaSys, Inc., and F-Squared Enterprises LLC, effective July 27, 2016	Incorporated by reference from current report on Form 8-K filed August 2, 2016

10.57	Asset Purchase Agreement, together with exhibits, between CannaSys, Inc. and Beta Killers LLC, dated August 10, 2016	Incorporated by reference from current report on Form 8-K filed August 16, 2016

10.58	Amendment No. 1 to Transaction Documents between CannaSys, Inc. and Kodiak Capital Group, LLC, dated August 18, 2016	Incorporated by reference from current report on Form 8-K filed August 24, 2016

10.59	Agreement of Termination, Compromise, Settlement, and Mutual Release of Claims between CannaSys, Inc. and National Concessions Group, Inc. effective September 30, 2016	Incorporated by reference from current report on Form 8-K filed October 11, 2016

10.60	Agreement of Termination between CannaSys, Inc. and Loyl.Me, LLC effective September 30, 2016	Incorporated by reference from current report on Form 8-K filed October 11, 2016

10.61	Form of Securities Purchase Agreement dated as of October 31, 2016 between CannaSys, Inc. and an accredited investor	Incorporated by reference from current report on Form 8-K filed November 14, 2016

10.62	Form of Convertible Promissory Note between CannaSys, Inc. and an accredited investor dated October 31, 2016	Incorporated by reference from current report on Form 8-K filed November 14, 2016

10.63	Form of Replacement Convertible Promissory Note between CannaSys, Inc. and an accredited investor dated October 31, 2016	Incorporated by reference from current report on Form 8-K filed November 14, 2016

10.64	Consulting Agreement between CannaSys, Inc. and Patrick Burke dated October 31, 2016**	Incorporated by reference from current report on Form 8-K filed November 14, 2016

10.65	Securities Purchase Agreement between CannaSys, Inc., and Auctus Fund, LLC, dated December 7, 2016	Incorporated by reference from current report on Form 8-K filed December 16, 2016

10.66	CannaSys, Inc. 12% Convertible Redeemable Note Due December 7, 2017	Incorporated by reference from current report on Form 8-K filed December 16, 2016

Exhibit Number*	Title of Document	Location

10.67	Amendment No. 1 to Equity Purchase Agreement between CannaSys, Inc. and Kodiak Capital Group, LLC dated December 15, 2016	Incorporated by reference from current report on Form 8-K filed December 16, 2016

10.68	Securities Purchase Agreement between CannaSys, Inc., and Adar Bays, LLC, dated December 12, 2016	Incorporated by reference from current report on Form 8-K filed December 28, 2016

10.69	CannaSys, Inc. 8% Convertible Redeemable Note Due December 12, 2017	Incorporated by reference from current report on Form 8-K filed December 28, 2016

10.70	CannaSys, Inc. 8% Convertible Redeemable Note Due December 12, 2017, with corresponding Adar Bays, LLC Collateralized Secured Promissory Note	Incorporated by reference from current report on Form 8-K filed December 28, 2016

10.71	CannaSys, Inc. 8% Convertible Redeemable Note Due December 12, 2017, with corresponding Adar Bays, LLC Collateralized Secured Promissory Note	Incorporated by reference from current report on Form 8-K filed December 28, 2016

10.72	Amendment to Share Exchange Agreement dated December 22, 2016, between CannaSys, Inc. and MHB, Inc.	Incorporated by reference from current report on Form 8-K filed December 28, 2016

10.73	Amendment No. 2 to Equity Purchase Agreement between CannaSys, Inc. and Kodiak Capital Group, LLC, dated March 2, 2017	Incorporated by reference from current report on Form 8-K filed March 2, 2017

10.74	Executive Employment Agreement, together Grant of Restricted Stock and Confidentiality and Proprietary Rights Agreement, between CannaSys, Inc. and Patrick G. Burke, effective July 1, 2017*	Incorporated by reference from current report on Form 8-K filed July 11, 2017

10.75	Promissory Note to Michael A. Tew dated June 30, 2017	Incorporated by reference from current report on Form 8-K filed July 11, 2017

10.76	Separation and Mutual Release Agreement between CannaSys, Inc. and Michael A. Tew effective June 30, 2017	Incorporated by reference from current report on Form 8-K filed July 11, 2017

Exhibit Number*	Title of Document	Location

10.77	Consulting Agreement between CannaSys, Inc. and Michael A. Tew effective July 1, 2017	Incorporated by reference from current report on Form 8-K filed July 11, 2017

10.78	Securities Purchase Agreement between CannaSys, Inc., and BNA Investment Capital, LLC	Incorporated by reference from current report on Form 8-K filed September 7, 2017

10.79	Convertible Promissory Note up to $275,000 issued to BNA Investment Capital, LLC	Incorporated by reference from current report on Form 8-K filed September 7, 2017

10.80

Amended and Restated Executive Employment Agreement, together Grant of Restricted Stock and Confidentiality and Proprietary Rights Agreement, between CannaSys, Inc. and Patrick G. Burke, dated December 29, 2017

Incorporated by reference from current report on Form 8-K filed January 5, 2018

10.81	Executive Employment Agreement and Proprietary Rights Agreement, between CannaSys, Inc. and Michael A. Tew Burke, dated December 29, 2017	Incorporated by reference from current report on Form 8-K filed January 5, 2018

10.82	Securities Purchase Agreement, together with the forms of exhibits, between CannaSys, Inc. and BNA Investment Capital, LLC, dated January 23, 2018	Incorporated by reference from current report on Form 8-K filed February 2, 2018

10.83	Termination, Settlement, and Mutual Release Agreement between CannaSys, Inc. and Patrick G. Burke, dated February 23, 2018	Incorporated by reference from current report on Form 8-K filed February 28, 2018

10.84	Cancellation of Grant of Restricted Stock between CannaSys, Inc. and Patrick G. Burke, dated February 23, 2018	Incorporated by reference from current report on Form 8-K filed February 28, 2018

10.85	Amendment to Promissory Note between CannaSys, Inc. and Patrick G. Burke, dated February 23, 2018	Incorporated by reference from current report on Form 8-K filed February 28, 2018

10.86	Promissory Note to Patrick G. Burke, dated February 23, 2018	Incorporated by reference from current report on Form 8-K filed February 28, 2018

Exhibit Number*	Title of Document	Location

Item 14	Code of Ethics
14.01	Code of Ethics	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2008, filed March 30, 2009

Item 21	Subsidiaries of the Registrant
21.01	Schedule of Subsidiaries	This filing.

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101	Interactive Data Files***
101.INS	XBRL Instance Document	This filing.

101.SCH	XBRL Taxonomy Extension Schema	This filing.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing.

_______________________

*All exhibits are numbered with the number preceding the decimal indicating the applicable Securities and Exchange Commission reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.

**Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit, as required by Item 15(a)(3) of Form 10-K.

***Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act or Section 18 of the Exchange Act and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANNASYS, INC. (Registrant)

Dated: April 12, 2018	By:	/s/ Michael A. Tew
Michael A. Tew
Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael A. Tew
Dated: April 12, 2018	Michael A. Tew, Director
Chief Executive Officer and
Chief Financial Officer

/s/ Brandon C. Jennewine
Dated: April 12, 2018	Brandon C. Jennewine, Director

/s/ Daniel J. Rogers
Dated: April 12, 2018	Daniel J. Rogers, Director

/s/ Benjamin Tyson
Dated: April 12, 2018	Benjamin Tyson, Director

CANNASYS, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of CannaSys, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CannaSys, Inc. (the "Company") as of December 31, 2017 and 2016, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2014.

Lakewood, CO

April 12, 2018

CANNASYS, INC. Balance Sheets
	December 31,
	2017	2016

Assets

Current Assets:
Cash	$12,656	$7,090
Accounts receivable	113	-
Total current assets	12,769	7,090
Software, net of amortization of $110,500 and $40,264, respectively	-	180,736
Available for sale securities	57,500	32,500
Deposit	1,500	1,500
Total Assets	$71,769	$221,826

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$137,182	$462,320
Accrued expenses	48,263	130,091
Notes payable	173,440	27,000
Notes payable – related party	114,226	-
Convertible notes payable, net of discount of $330
and $87,908, respectively	482,540	353,740
Total Current Liabilities	955,651	973,151

Total Liabilities	955,651	973,151

Stockholders’ Equity:
Preferred stock; $0.001 par value, 5,000,000 shares authorized,
Preferred stock Series A, $0.001 par value, 2,500,000 shares authorized,
2,500,000 and 0 shares issued and outstanding, respectively	2,500	-
Preferred stock Series B, $0.001 par value, 2,000,000 shares authorized,
2,000,000 and 0 shares issued and outstanding, respectively	2,000	-
Common stock, $0.001 par value, 12,000,000,000 shares
authorized, 1,881,629,735 and 355,734,404 shares issued and
outstanding, respectively	1,881,630	355,734
Additional paid-in capital	13,818,986	9,357,233
Accumulated deficit	(16,588,998)	(10,464,292)
Total Stockholders’ Equity	(883,882)	(751,325)

Total Liabilities and Stockholders’ Equity	$71,769	$221,826

The accompanying notes are an integral part of these financial statements.

CANNASYS, INC. Statements of Operations

	For the Years Ended December 31,
	2017	2016

Sales revenue	$113	$66,849
Cost of goods sold	-	24,260
Gross margin	113	42,589

Operating Expenses:
Stock-based compensation expense	103,106	697,523
Professional fees	297,374	369,212
Salary and wages expense	212,770	230,176
General and administrative	321,271	347,514
Total operating expenses	934,521	1,644,425

Loss from operations	(934,408)	(1,601,836)

Other expense:
Interest expense	(25,213)	(46,094)
Interest expense – debt discount and loan financing fees	(915,478)	(612,679)
Penalties	(85,741)	(78,771)
Impairment loss on investment	-	(1,049,475)
Loss on issuance of convertible debt	(2,939,837)	(1,214,985)
Gain on forgiveness of debt	2,000	15,000
Loss on fixed asset and intangible assets	(70,236)	(258,766)
Increased valuation of preferred stock	(1,155,793)	-
Total other expense	(5,190,298)	(3,245,770)

Loss before provision for income taxes	(6,124,706)	(4,847,606)
Provision for income taxes	-	-

Net loss	$(6,124,706)	$(4,847,606)

Basic and diluted loss per common share	$(0.00)	$(0.22)

Weighted average number of common shares outstanding	1,326,495,811	21,993,441

The accompanying notes are an integral part of these financial statements.

CANNASYS, INC. Statements of Stockholders’ Equity
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2015	-	$-	1,058,803	$1,059	$6,442,134	$(5,616,686)	$826,507

Issuance of common stock for services	-	-	1,995,655	1,995	126,936	-	128,931

Issuance of common stock for
debt conversion	-	-	353,106,142	353,106	266,407	-	619,513

Issuance of common stock for warrants	-	-	8,804	9	(9)	-	-

Cancellation of issuance	-	-	(485,000)	(485)	485	-	-

Beneficial conversion feature
on convertible debt and warrants	-	-	-	-	2,300,330	-	2,300,330

Stock issued for asset acquisition	-	-	50,000	50	220,950	-	221,000

Net loss for the year ended
December 31, 2016	-	-	-	-	-	(4,847,606)	(4,847,606)

Balance, December 31, 2016	-	-	355,734,404	355,734	9,357,233	(10,464,292)	(751,325)

Issuance of common stock for services	-	-	1,787,500	1,787	1,819	-	3,606

Issuance of preferred stock for services	2,500,000	2,500	-	-	1,165,293	-	1,167,793

Issuance of preferred stock for
accounts payable	2,000,000	2,000	-	-	40,000	-	42,000

Issuance of common stock for cash	-	-	57,000,000	57,000	113,680	-	170,680

Issuance of common stock for
debt conversion	-	-	1,467,107,831	1,467,109	(615,506)	-	851,603

Beneficial conversion feature on
convertible debt and warrants	-	-	-	-	3,756,467	-	3,756,467

Net loss for the year ended
December 31, 2017	-	-	-	-	-	(6,124,706)	(6,124,706)

Balance, December 31, 2017	4,500,000	4,500	1,881,629,735	1,881,630	13,818,986	(16,588,998)	(883,882)

The accompanying notes are an integral part of these financial statements.

CANNASYS, INC. Statements of Cash Flows
	For the years ended December 31,
	2017	2016

Cash flow from operating activities
Net loss	$(6,124,706)	$(4,847,606)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation / amortization	110,500	41,676
Stock-based compensation	103,106	697,253
Amortization of debt discount	915,478	612,679
Impairment loss on investment	-	1,049,475
Penalties	85,741	78,771
Loss on issuance of convertible debt	2,939,837	1,214,985
Loss on disposal of fixed and intangible assets	70,236	258,766
Gain on forgiveness of debt	(2,000)	(15,000)
Increased valuation of preferred stock	1,155,793	-
Change in operating assets and liabilities:
Accounts receivable	(113)	4,550
Prepaids and other assets	-	(1,500)
Related-party payable	(57,995)	-
Accounts payable	18,946	353,644
Accrued expenses	44,436	94,927
Net cash used in operating activities	(740,741)	(457,380)

Cash flows used in investing activities:
Purchase of available for sale securities	(25,000)	-
Net cash used in investing activities	(25,000)	-

Cash flows from financing activities:
Proceeds from loans	641,377	456,750
Payments on loans	(40,750)	-
Proceeds from the sale of common stock	170,680	-
Net cash provided by financing activities	771,307	456,750

Net decrease in cash	5,566	(630)
Cash at beginning of the year	7,090	7,720
Cash at end of the year	$12,656	$7,090

Supplemental Disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-
Supplemental disclosure of non-cash activities
Preferred stock issued for services	$1,167,793	$-
Common stock issued for services	$3,606	$-
Common stock issued for investment	$-	$221,000
Issuance of convertible notes payable	$3,767,737	$619,513

The accompanying notes are an integral part of these financial statements.

CANNASYS, INC.

Notes to the Financial Statements

December 31, 2017

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

On October 17, 2016, we completed a recapitalization of our company, consisting of a 20-to-one reverse split and an increase of authorized capitalization to 2,500,000,000 shares of capital stock, consisting of 2,000,000,000 shares of common stock, par value $0.001, and 5,000,000 shares of preferred stock, par value $0.001. This recapitalization triggered the automatic conversion of 1,515,000 shares of Series A Preferred Stock to 75,750 shares of common stock.

On December 7, 2017, we increased our authorized capital to 12,005,000,000 shares, consisting of 12,000,000,000 shares of common stock and 5,000,000 shares of preferred stock.

Nature of Business

We provide technology services in the ancillary space of the cannabis industry. We do not produce, sell, or handle in any manner cannabis products. As the current cannabis industry grows and gains momentum around the country, technology needs for the industry have been largely underserved. Our focus on this niche element of the industry is to create efficient and profitable tools for both industry owners and consumers.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the year ended December 31, 2017 or 2016.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value. The need for an allowance for uncollectible amounts is evaluated quarterly. We have not deemed it necessary to establish an allowance for doubtful accounts as of December 31, 2017 and 2016.

Reclassifications

Certain reclassifications have been made to the prior-year financial information to conform to the presentation used in the financial statements for the year ended December 31, 2017.

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

The carrying amount of our financial assets and liabilities, such as cash, prepaid expenses, and accrued expenses, approximate their fair value because of the short maturity of those instruments. Our notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to us for similar financial arrangements at December 31, 2017.

The following table presents assets and liabilities that are measured and recognized at fair value on a recurring basis:

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)

December 31, 2017:
Available for sale securities	$-	$-	$57,500	$-
Total	$-	$-	$57,500	$-

December 31, 2016:
Available for sale securities	$-	$-	$32,500	$-
Total	$-	$-	$32,500	$-

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

During the fiscal year 2016, we generated two types of revenue, including:

(1)Customized software development, in which we developed software for customers on a bespoke basis.

(2)Software licensing, in which we licensed our existing portfolio of software products to customers on either a one-time fee or recurring monthly fee basis.

We allocated cost of goods sold for both forms of revenue on a pro-rata basis through either direct outsourcing of development resources or direct costs associated with our employees or contractors.

During the fiscal year 2017, we generated revenue from software sales, primarily through Citizen Toke.

No cost of goods sold were incurred related to the fiscal year 2017 revenues generated.

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

Our diluted loss per share is the same as the basic loss per share for the years ended December 31, 2017 and 2016, as the inclusion of any potential shares would have had an antidilutive effect due to our loss from operations.

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

We have evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. See Note 15 – Income Taxes below for schedules that describe the new rates adjusted for the period of enactment.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017, and should be applied prospectively on or after the effective date. We are in the process of evaluating the impact of this accounting standard update.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We are in the process of evaluating the impact of this accounting standard update on our financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We are in the process of evaluating the impact of this accounting standard update on our statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. We are in the process of evaluating the impact of this accounting standard update on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. We are in the process of evaluating the impact of this accounting standard update on our financial statements.

In May 2014, August 2015, April 2016, and May 2016, the FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606), ASU 2015-14—Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08—Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2015-14—Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12—Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, to guide accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. These updates also require entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. This standard may be applied to the process of assessing the impact, if any, on our financial statements.

We have implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

NOTE 3—GOING CONCERN

As reflected in the accompanying financial statements, we had an accumulated deficit of $16,588,998 at December 31, 2017, had a net loss of $6,124,706, and used net cash of $740,741 in operating activities for the year ended December 31, 2017. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

NOTE 4—PROPERTY AND EQUIPMENT

Furniture, fixtures, and equipment, stated at cost, less accumulated depreciation, consisted of the following at December 31:

	2017	2016

Furniture, fixtures, and equipment	$-	$8,403
Less: accumulated depreciation	-	(4,637)
Loss on disposal	-	(3,766)
Fixed assets, net	$-	$-

During the year ended December 31, 2016, we disposed of $8,403 of office furniture we were no longer using, resulting in a loss on disposal of $3,766.

Depreciation Expense

Depreciation expense for the years ended December 31, 2017 and 2016, was $0 and $1,412, respectively.

Software, stated at cost, less accumulated amortization, consisted of the following at December 31:

	2017	2016

Software	$221,000	$221,000
Less: accumulated amortization	(150,764)	(40,264)
Loss on disposal	70,236	-
Intangible assets, net	$-	$180,736

During the year ended December 31, 2017, management determined that the software it was amortizing had become impaired resulting in a loss on disposal of $70,236.

Amortization Expense

Amortization expense for the software for the years ended December 31, 2017 and 2016, was $110,500 and $40,264, respectively.

NOTE 5—AVAILABLE FOR SALE SECURITIES

On December 10, 2015, we acquired a 1.083% interest in Duby, LLC for $32,500. Duby is a social media application focused on cannabis consumers. As part of the acquisition, Duby plans to assist in the promotion of our products and services on its platform. We purchased the interest in Duby as part of ongoing negotiations for the joint marketing and promotion of our respective products. The purchase is being accounted for according to ASC 320, Debt and Equity Securities, as available-for-sale securities and has been recorded at cost. As Duby is not a public company with active trading by which the investment could be valued at December 31, 2017, we performed an impairment analysis and determined that as of December 31, 2017, there had been no impairment to the value of the purchased interest in Duby based on subsequent financings undertaken by Duby with third parties that substantiated the reported valuation.

On February 12, 2017, we acquired 2,500,000 shares of stock in Alliance Financial Network, Inc. (“AFN”) for $25,000. The shares were purchased pursuant to a non-binding letter of intent in which we were to acquire 100% of the assets of AFN. That letter of intent was terminated on May 9, 2017. As AFN is not a public company with active trading by which the investment could be valued at December 31, 2017, we performed an impairment analysis and determined that as of December 31, 2017, there had been no impairment to the value of the purchased interest in AFN.

NOTE 6—INVESTMENT IN MHB

On November 10, 2015, we entered into an agreement to exchange 500,000 shares of our common stock for 10 million shares of MHB, Inc., doing business as Mile High Brands (“MHB”). The shares were valued at $5.80 per share, the closing stock price on the date of grant, for a total of $2,900,000. Through this transaction, we acquired 49% of the issued and outstanding common shares of MHB. MHB is a lifestyle branding agency focused on the regulated cannabis industry. Its clients include celebrities and product companies that wish to access the rapidly growing cannabis marketplace. The purchase is being accounted for according to ASC 320, Debt and Equity Securities, under the equity method of accounting. At December 31, 2015, we performed an impairment analysis of our investment in MHB. We used a perpetuity-based valuation model to determine a discounted cash flow and terminal value for MHB’s business. Based on this analysis, it was determined that the value of the investment was impaired and that the current fair value was $1,049,475. We recorded an impairment loss on investment of $1,846,515 as of December 31, 2015. At December 31, 2016, we performed another impairment analysis using the same methodology. Based on this analysis, we determined that the value of the investment was once again impaired and that the current fair value was $0. We recorded an impairment loss on investment of $1,049,475 as of December 31, 2016.

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

NOTE 7—ASSET PURCHASE

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

NOTE 8—COMMITMENTS AND CONTINGENCIES

Operating Lease

We currently sublease office space in Denver, Colorado. We signed a month-to-month lease starting January 1, 2016. Current lease payments are based on number of desks being occupied not to exceed $1,500 per month. The sublease required a deposit of $1,500, which was paid on January 25, 2016.

NOTE 9—RELATED-PARTY TRANSACTIONS

Refer to Note 13 for warrants issued.

On July 1, 2017, we entered into an executive employment agreement with Patrick G. Burke to serve as our chief executive officer, chief financial officer, and corporate secretary for a term of one year, with automatic renewals, unless terminated. Mr. Burke’s compensation in this position consisted of an annual base salary of $84,000. In connection therewith, Mr. Burke was awarded 2,250,000 shares of our common stock, to vest in equal quarterly increments over a one-year period. Mr. Burke was also appointed to our board of directors, to serve until his successor was elected and qualified. During 2017, Mr. Burke was awarded a compensation bonus in the gross amount of $5,000. We also incurred an additional $11,705 in health care expenses on Mr. Burke’s behalf, per the terms of his employment agreement. Additionally, we had an unpaid balance of $28,000 due to Mr. Burke, resulting from a combination of his employment agreement and prior consulting agreement, which was converted to a promissory note.

Effective July 1, 2017, Michael Tew resigned as our chief executive officer, chief financial officer, and corporate secretary, his employment agreement was terminated, and he entered into a consulting agreement and a separation and mutual release agreement with us. Mr. Tew continued to serve as a director. In connection therewith, we issued to Mr. Tew a promissory note in the amount of $44,380 for his past-due compensation and severance. The note was paid in full on September 11, 2017. During the fiscal year 2017, we paid the following to Mr. Tew: $84,000 salary, $28,000 severance, $20,000 consulting fees, $22,174 compensation expense, $10,000 advertising expense, $3,600 medical, plus $10,000 to Kimberley Tew, his wife, for a total of $177,774. This total, along with unpaid salary of $50,930 for the prior year, were fully paid during year 2017.

On September 9, 2017, we issued a promissory note to Patrick G. Burke, for $28,000 for unpaid compensation. The note was unsecured, bore interest at 1% per annum, and was due December 31, 2017. As of December 31, 2017, $28,000 and $87 of principal and interest, respectively, were due on this note. This note was amended subsequent to December 31, 2107, and the maturity date was extended to September 30, 2018.

On September 11, 2017, our board appointed Ben Tyson, founder of Beta Killers LLC, as one of our directors, to serve until his successor is elected and qualified.

On September 11, 2017, we issued a promissory note to Daniel J. Rogers, our director, for $6,225 for unpaid compensation and expenses. The note was unsecured, bore interest at 1% per annum, and was due December 31, 2017. This note is currently in default. As of December 31, 2017, $4,225 and $13 of principal and interest, respectively, are due on this note.

On September 11, 2017, we issued a promissory note to Brandon C. Jennewine, our chairman, for $82,001 for unpaid compensation and expenses. The note is unsecured, bears interest at 1% per annum, and was due December 31, 2017. This note is currently in default. As of December 31, 2017, $82,001 and $249 of principal and interest, respectively, are due on this note.

On September 20, 2017, we issued 2,000,000 shares of Series B Preferred Stock to Beta Killers LLC, as consideration for and in exchange of its agreement to waive our prior defaults, release us from our obligations under the asset purchase agreement and related agreements, and enter into an additional statement of work under our master services agreement. Our director Ben Tyson is also managing member and chief executive officer of Beta Killers LLC. During the fiscal year 2017, we incurred a total of $50,000 of consulting expenses to Beta Killers, LLC under Work Statement No. 2.

On September 20, 2017, we issued 500,000 shares of Series A Preferred Stock to each of our directors in consideration of their future service on our board.

On December 29, 2017, we entered into an executive employment agreement with Michael A. Tew to reengage his services as chief executive officer and chief financial officer for a term of one year, with automatic renewal for successive one-year terms at each anniversary date, unless terminated. Mr. Tew’s annual base salary is $120,000. Mr. Tew continues to serve on our board of directors.

On December 29, 2017, Patrick G. Burke resigned as our chief executive officer and chief financial officer, but continued to serve as our president, treasurer, secretary, and a director. For that reason, we entered into an amended and restated executive employment agreement with Patrick G. Burke to serve as our chief operations officer for an annual base salary of $84,000. We also entered into a grant of restricted stock for 8,000,000 shares of common stock, to vest over nine months.

NOTE 10–NOTE PAYABLE

On April 27, 2016, we issued a promissory note for $27,000 to an investor in conjunction with assignment of his note dated June 26, 2015, to another investor. The note included a $25,000 cash payment and a $2,000 original issue discount. The note was unsecured, accrued interest at 1% per annum, and was due and payable on October 26, 2016. In connection with the execution of the promissory note, we also issued a warrant to purchase 5,000 shares of common stock (Note 13). On January 5, 2017, this note was assigned to and purchased by Microcap Equity Group LLC, which converted the debt in full in January.

NOTE 11—NOTES PAYABLE IN DEFAULT

On May 5, 2016, we issued to Blackbridge Capital, LLC, a convertible promissory note in the principal amount of $50,000 (the “Amended Note”). The Amended Note amends and restates an unsecured promissory note of $50,000, dated June 26, 2015, in favor of Jeff Holmes (the “Original Note”), which Mr. Holmes assigned to Blackbridge as part of the transaction under an Assignment and Assumption Agreement. As consideration for Mr. Holmes’ assignment of the Original Note to Blackbridge, Blackbridge paid $48,000 to Mr. Holmes, retaining $2,000 for its legal fees. The Amended Note accrues interest at the rate of 1% per annum, is convertible into shares of common stock at a conversion price of 50% of the lowest trading price in the 20 trading days before the conversion date, and matured on October 27, 2016. During the year ended December 31, 2016, $45,500 of principal was converted to shares of common stock. As of December 31, 2017, there is $4,500 and $98 of principal and accrued interest due on this note, respectively. This note is currently in default.

NOTE 12—CONVERTIBLE NOTES PAYABLE

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

On July 31, 2017, we issued a promissory note to Kruse Landa Maycock & Ricks, LLC (“KLMR”), for $125,000 and on August 1, 2017, we issued a promissory note to KLMR for $113,440, both for unpaid accounts payable. The notes are unsecured, due within one year, and accrue interest at a rate of 3% per annum. On December 20, 2017, KLMR transferred its rights in the note for $125,000 to BNA Investment Capital, LLC (“BNA”). BNA immediately made an initial purchase of $65,000 and $753 of principal and interest. The payment for the remaining balance of the note was due by January 31, 2018.

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

(11) Converted $35,000 of principal to common stock

(12) Converted $50,000 of principal to common stock

(13) Converted $48,900 of principal to common stock

(14) Converted $60,156 of principal to common stock

Accrued interest on the above notes was $23,700 as of December 31, 2016.

The following is a summary of outstanding convertible promissory notes as of December 31, 2017:

			Stated	Principal Balance
Note Holder	Issue Date	Maturity Date	Interest Rate	Outstanding

Blackbridge Capital, LLC	04/27/2016	10/27/2016	1%	$ 4,500	(1)
Adar Bays LLC	12/20/2016	12/12/2017	8%	-	(2)
Black Forest Capital, LLC	01/23/2017	01/23/2018	8%	-	(3)
Black Forest Capital, LLC	02/15/2017	02/15/2018	8%	91,132	(4)
Black Forest Capital, LLC	03/10/2017	03/10/2018	8%	41,485	(5)
Black Forest Capital, LLC	04/28/2017	04/28/2018	8%	-	(6)
Adar Bays LLC	05/15/2017	12/12/2017	8%	-	(7)
Kodiak Capital Group, LLC	07/03/2017	07/03/2018	8%	5,000
Adar Bays LLC	07/19/2017	02/15/2017	8%	-	(8)
BNA Investment Capital, LLC	08/18/2017	08/18/2018	8%	55,000
Black Forest Capital, LLC	09/11/2017	09/11/2018	8%	-	(9)
BNA Investment Capital, LLC	09/18/2017	09/18/2017	8%	55,000
BNA Investment Capital, LLC	10/18/2017	10/18/2017	8%	55,000
BNA Investment Capital, LLC	11/20/2017	11/20/2017	8%	55,000
BNA Investment Capital, LLC	12/20/2017	12/20/2017	8%	55,000
BNA Investment Capital, LLC	12/20/2017	12/20/2017	8%	65,753
				$482,870
Less debt discount:				(330)
Convertible notes payable, net of discount:				$482,540

_______________

(1)  Converted $45,500 of principal to common stock.

(2)  Converted $57,500 of principal to common stock.

(3)  Converted $27,500 of principal to common stock.

(4)  Converted $30,000 of principal to common stock.

(5)  Converted $13,515 of principal to common stock.

(6)  Converted $28,875 of principal to common stock.

(7)  Converted $58,500 of principal to common stock.

(8)  Converted $55,725 of principal to common stock.

(9)  Converted $92,540 of principal to common stock.

Accrued interest on the above notes was $10,334 as December 31, 2017.

Debt discount expense including original issue discounts for the years ended December 31, 2017 and 2016, was $915,478 and $612,679, respectively. Carrying value of all convertible notes, net of debt discounts, as of December 31, 2017 and 2016, was $482,540 and $353,740, respectively.

Based on the fair value of the embedded conversion options on the day of issuance, a loss of $2,939,837 and $1,214,985 for the years ended December 31, 2017 and 2016, respectively, was recorded in the statement of operations.

NOTE 13—STOCK WARRANTS

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

On December 24, 2015, we issued a warrant to purchase 7,500 shares of common stock to a former director. As of December 31, 2015, the warrant had vested for 1,875 shares. The aggregate fair value of the vested warrant totaled $13,125 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $1.00, stock price of $7.00, 1.33% risk free rate, 842% volatility, and expected life of the warrant of three years. On March 22, 2016, we accepted the director’s resignation resulting in the cancellation of the warrant for the remaining 5,625 shares.

On January 21, 2016, we issued a warrant to purchase 15,625 shares of common stock to an investor. The aggregate fair value of the warrant totaled $71,875 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $8.00, stock price of $4.60, 2.02% risk free rate, 600% volatility, and expected life of the warrant of 10 years.

On January 24, 2016, pursuant to the terms of a consulting agreement, we issued a warrant to purchase 5,000 shares of common stock to an investor, with an exercise price of $4.60 per share, that expired January 23, 2017. The aggregate fair value of the warrant totaled $28,967 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $4.60, stock price of $5.80, 0.47% risk free rate, 638% volatility, and expected life of the warrant of one year.

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

A summary of the outstanding warrants as of December 31, 2017 and 2016, is as follows:

	Shares Available to Purchase with Warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2016	215,000	$ 1.60	$ 6.80

Issued	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Expired	5,000	-	-
Outstanding, December 31, 2017	210,000	$ 1.60	$ 6.80

Exercisable, December 31, 2017	210,000	$ 1.60	$ 6.80

Range of Exercise Prices	Number Outstanding 12/31/2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00 - $8.00	210,000	1.5 years	$1.60

NOTE 14—STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

On July 29, 2016, we filed an Amendment to the Articles of Incorporation Designating Rights, Privileges, and Preferences of Series A Preferred Stock with the Nevada Secretary of State to designate 1,515,000 shares of Series A Preferred Stock. On September 18, 2017, we filed a Certificate of Amendment to Certificate of Designation after Issuance of Class or Series for our Series A Preferred Stock to increase the number of shares of Series A Preferred Stock to 2,500,000 and revise the rights, privileges, and preferences of the Series A Preferred Stock. Shares of Series A Preferred Stock may be converted at the holder’s election into shares of common stock, at the conversion rate of four shares of fully paid and nonassessable common stock for one share of Series A Preferred Stock. Each share is entitled to 100 votes, voting with the common stock as a single class.

On September 18, 2017, we filed a Certificate of Designation to designate 2,000,000 shares of Series B Preferred Stock and provide for the rights, privileges, and preferences of the Series B Preferred Stock. Shares of Series B Preferred Stock may be converted at the holder’s election into shares of common stock, at the conversion rate of one share of fully paid and nonassessable common stock for one share of Series B Preferred Stock. Each share is entitled to 1,000 votes, voting with the common stock as a single class.

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

On September 20, 2017, we issued 2,000,000 shares of Series B Preferred Stock to Beta Killers LLC, as consideration for and in exchange of its agreement to waive our prior defaults, forgiveness of $42,000 of accounts payable, release us from our obligations under the asset purchase agreement and related agreements, and enter into an additional statement of work.

Due to the voting rights of the issued preferred stock, the company experienced an increase in control for its current controlling shareholders. We calculated the incremental fair value of the additional percentage of control obtained in excess of that already held by the parties who received the preferred stock for a noncash expense of $1,155,793.

Common Stock

On December 7, 2017, we filed an Amendment to the Articles of Incorporation increasing our authorized common stock to 12,000,000,000 (12bil) shares.

On February 2, 2017, we sold 36,000,000 shares of common stock to Kodiak Capital Group LLC for total cash proceeds of $148,680.

On June 15, 2017, we sold 21,000,000 shares of common stock to Kodiak Capital Group LLC for total cash proceeds of $22,000.

During the year ended December 31, 2017, we issued 1,787,500 shares of common stock for services to Patrick Burke, our former chief executive officer. The shares were valued at the closing stock price on the date of grant, for a total noncash expense of $3,606.

The following table reflects the amounts of principal, interest, and fees converted, and the corresponding number of shares issued, in connection with outstanding convertible promissory notes during the year ended December 31, 2017:

Date	Note Holder	Shares Issued	Amount

01/03/2017	EMA Financial LLC	17,400,000	$ 17,400.00
01/04/2017	EMA Financial LLC	19,200,000	19,200.00
01/05/2017	Adar Bays LLC	18,637,742	14,444.25
01/05/2017	Black Forest Capital LLC	10,000,000	7,750.00
01/06/2017	EMA Financial LLC	21,704,000	21,704.00
01/11/2017	Black Forest Capital LLC	15,000,000	11,625.00
01/13/2017	Black Forest Capital LLC	20,000,000	15,500.00
01/13/2017	EMA Financial LLC	24,556,110	24,556.11
01/13/2017	Microcap Equity Group LLC	22,851,306	17,138.48
01/17/2017	Black Forest Capital LLC	22,000,000	17,050.00
01/17/2017	Microcap Equity Group LLC	13,148,693	9861.52
01/17/2017	Tangiers Investment Group LLC	21,569,061	15,044.42
01/18/2017	Black Forest Capital LLC	22,500,000	17,437.50
01/18/2017	Kodiak Capital Group LLC	52,000,000	20,800.00
01/19/2017	Black Forest Capital LLC	11,939,846	9,253.38
01/19/2017	Kodiak Capital Group LLC	65,000,000	26,000.00
01/20/2017	Auctus Fund LLC	32,760,000	20,311.20
01/20/2017	Colonial Stock Transfer	13,289,051	8,970.11
01/24/2017	Kodiak Capital Group LLC	77,000,000	30,800.00
01/30/2017	Auctus Fund LLC	42,700,000	17,080.00
02/13/2017	Kodiak Capital Group LLC	24,716,275	9,886.51
02/13/2017	Kodiak Capital Group LLC	48,000,000	19,200.00
02/15/2017	Auctus Fund LLC	45,207,264	30,741.00
04/25/2017	Microcap Equity Group LLC	5,410,489	7,845.21
05/04/2017	Black Forest Capital LLC	10,344,828	15,000.00
05/10/2017	Black Forest Capital LLC	16,666,667	12,500.00
06/14/2017	Black Forest Capital LLC	20,833,334	12,500.00
06/20/2017	Black Forest Capital LLC	25,000,000	15,000.00
06/12/2017	Microcap Equity Group LLC	20,992,286	12,595.72
06/19/2017	Adar Bays LLC	8,333,333	5,000.00
06/21/2017	Adar Bays LLC	58,000,000	34,800.00
07/11/2017	Adar Bays LLC	30,965,477	20,127.56
07/17/2017	Adar Bays LLC	63,076,923	41,000.00
07/24/2017	Black Forest Capital LLC	44,690,831	29,049.04
08/03/2017	Adar Bays LLC	26,606,154	17,294.00
08/18/2017	Black Forest Capital LLC	42,857,143	30,000.00
08/21/2017	Adar Bays LLC	22,142,857	15,500.00
08/28/2017	Adar Bays LLC	27,272,727	15,000.00
08/28/2017	Black Forest Capital LLC	52,500,000	28,875.00
09/11/2017	Adar Bays LLC	25,454,545	14,000.00
09/11/2017	Black Forest Capital LLC	36,363,637	20,000.00
09/14/2017	Adar Bays LLC	26,503,740	13,251.87
09/19/2017	Black Forest Capital LLC	50,000,000	25,000.00
09/29/2017	Black Forest Capital LLC	70,000,000	24,500.00
10/11/2017	Black Forest Capital LLC	67,851,689	23,748.07
10/30/2017	Black Forest Capital LLC	54,061,823	13,515.46
		1,467,107,831

NOTE 15—INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used in 2017 due to the new tax law recently enacted.

Net deferred tax assets consist of the following components as of December 31:

	2017	2016
Deferred Tax Assets:
Net operating loss carryover	$751,300	$893,600
Related party accruals	24,000	-
Payroll accrual	700	41,400
Deferred tax liabilities:
Less valuation allowance	(776,000)	(935,000)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, due to the following:

	2017	2016
Book loss	$(1,286,200)	$(1,890,600)
Meals and entertainment	200	300
Other nondeductible expenses	846,000	1,543,700
Payroll accrual	(21,600)	35,500
Related-party accruals	24,000	-
Valuation allowance	437,600	311,100
	$-	$-

At December 31, 2017, we had net operating loss carryforwards of approximately $3,817,000 that may be offset against future taxable income through the year 2037. No tax benefit has been reported in the December 31, 2017, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 16—SUBSEQUENT EVENTS

In accordance with ASC 855-10, Subsequent Events¸ we have analyzed our operations subsequent to December 31, 2017, through the date the financial statements were available to be issued, and have determined that we do not have any material subsequent events to disclose in these financial statements other than the following.

Subsequent to December 31, 2017, we converted $198,313 of our convertible debt into 657,916,920 shares of common stock.

On January 30, 2018, we received proceeds of $47,250, net of transaction costs and attorney fees, from an 8% Secured Convertible Promissory Note and Securities Purchase Agreement dated January 23, 2018, with BNA Investment Capital, LLC, a Wyoming limited liability company. The Securities Purchase Agreement provides for 12 secured convertible promissory notes in the aggregate principal amount up to $666,666.60, in tranches of $55,555.55 each. Each note accrues interest at the rate of 8% per annum, contains a 10% original issue discount, and matures 12 months from the effective date of its payment. The outstanding amounts funded under the promissory notes are convertible into shares of our common stock in accordance with their terms.

On February 23, 2018, Patrick G. Burke resigned as our chief operations officer, president, treasurer, secretary, and director. Accordingly, we entered into a termination, settlement, and mutual release agreement, a cancellation of grant of restricted stock, an amendment to promissory note, and a promissory note to provide the terms of Mr. Burke’s termination and resignation and payment of our obligation for severance pursuant to his employment agreement. Pursuant to the terms of Mr. Burke’s termination agreement, the promissory note dated September 9, 2017, was amended to extend the due date to September 30, 2018, and increase the principal to $30,000, his restricted stock grant of 8,000,000 shares was cancelled and replaced with a promissory note for $21,000, and he will be compensated $7,000 per month for January, February and March of 2018.